Form 10-K
period 1993-12-31
GENERAL SIGNAL CORP
filed 1994-03-21
CIK 40834

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                        GENERAL SIGNAL CORPORATION

                              1993 Form 10-K

              (X)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15
                (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Fiscal Year Ended December 31, 1993
                                    or
           ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File No. 1-996
                        General Signal Corporation
                                Box 10010,
               High Ridge Park, Stamford, Connecticut  06904
                      Telephone Number (203) 357-8800
                IRS Employer Identification No. 16-0445660
                     State of Incorporation:  New York

        Securities registered pursuant to Section 12(b) of the Act:

                                        Name of each exchange
         Title of each class             on which registered
     Common Stock par value $1.00       New York Stock Exchange
     (Par value reduced from $6.67      Pacific Stock Exchange
     effective April 21, 1969)
     5.75% Convertible Subordinated     New York Stock Exchange
     Debentures due June 1, 2002

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes    X        No

   The aggregate market value of voting stock held by non-affiliates as of March 7, 1994 was approximately $1.714 billion. As of March 7, 1994, there were 47,434,958 shares of General Signal Corporation common stock outstanding.

     Documents incorporated by reference          Part
     Annual Report to Shareholders for the
     Fiscal Year Ended December 31, 1993          I, II, IV
     Proxy Statement for 1994 Annual Meeting      III

Note: Some of this information required in this Form 10-K report
      (10-K)was presented in the General Signal Corporation 1993 Annual Report to Shareholders (Shareholders' Report) and is incorporated herein by reference. A complete copy of the Shareholders' Report is bound on the outside of this 10-K to facilitate reference. Except for those sections specifically referred to as being incorporated herein by reference, the Shareholders' Report shall not be deemed to be "filed" as part of this 10-K. The registrant is also referred to as "the company."



ITEM               TABLE OF CONTENTS                 PAGE



 1.  Business . . . . . . . . . . . . . . . . . . . . . .    2

 2.  Properties . . . . . . . . . . . . . . . . . . . . .    4

 3.  Legal Proceedings  . . . . . . . . . . . . . . . . .    4

 4.  Submission of Matters to a Vote of Security Holders     4

 5.  Market for the Registrant's Common Stock and
     Related Shareholder Matters . . . . . . . . . . . . .   4

 6.  Selected Financial Data . . . . . . . . . . . . . . .   4

 7.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations . . . . . . . . .   4

 8.  Financial Statements and Supplementary Data . . . . .   4

 9.  Changes in and Disagreements With Accountants on
     Accounting and Financial Disclosure . . . . . . . . .   4

10.  Directors and Executive Officers  . . . . . . . . . .   4

11.  Executive Compensation  . . . . . . . . . . . . . . .   4

12.  Security Ownership of Certain Beneficial Owners
     And Management  . . . . . . . . . . . . . . . . . . .   4

13.  Certain Relationships and Related Transactions  . . .   4

14.  Exhibits, Financial Statements,
     Schedules and Reports on Form 8-K . . . . . . . . . .   5

                                PART I
ITEM 1.  Business
                           General Developments

   General Signal Corporation, incorporated in New York in 1904, produces instrumentation and controls and related systems and equipment for industrial automation, management of electrical energy, telecommunications transmission, transportation, and test and measurement equipment. The company serves these markets through three product sectors: Process Controls, Electrical Controls and
   Industrial Technology.

   During 1993, the company issued 4.1 million additional shares of common stock, completed a two-for-one split of common stock, acquired Revco Scientific, Inc. by issuing 2.6 million shares of common stock and completed the divestiture of substantially all of the semiconductor equipment operations.

   During the last five years, the company expended approximately $224 million in cash and common stock (2.6 million shares) to acquire 20 businesses and/or product lines. The notes to the financial statements on pages 29 and 30 of the Shareholders' Report provide additional information for acquisitions during the last three years and is incorporated herein by reference.

               Financial Information about Business Segments

   Selected business segment information for the last five fiscal years is summarized on page 31 of the Shareholders' Report and is incorporated herein by reference. In addition to the information disclosed with respect to business segments, the Securities and Exchange Commission requires the disclosure of any class of similar products or services that exceeds 10 percent of consolidated sales. During 1992 and 1991, sales of the company's semiconductor equipment group (including sales of units held for disposition) were approximately $135.0 million or 8 percent and $180.2 million or 11 percent of consolidated sales, respectively.

   A summary of information by geographic area for the last five fiscal years is included on page 32 of the Shareholders' Report and is incorporated herein by reference.

                     Narrative Description of Business

Major Markets and Products and Method of Distribution

   A narrative description of the registrant's business is included on pages 4 through 13 of the Shareholders' Report and is incorporated herein by reference.

   The company's products are sold by its own sales organization and through distributors and manufacturers' representatives.



Materials and Supplies

   The company manufactures many of the components used in its products but it also purchases a variety of basic materials and component parts. Although some basic materials and components have been and may be in short supply from time to time, the company believes that generally it will be able to obtain adequate supplies of major items or reasonable substitutes.

Patents

   The company holds many patents and has continued to secure other patents that cover many of its products. While patents are important in the aggregate to the company's competitive position, the loss of any single patent, patent application or patent license agreement, or group thereof, would not materially affect the conduct of its business as a whole. The company is both a licensor and licensee of patents, and overall, recognizes more income than expense from such arrangements.

Working Capital

   A discussion of working capital is included on pages 16 and 17 of the Shareholders' Report and is incorporated herein by reference.

Backlog

   The amount of unfilled orders was approximately $380.5 million in 1993 and $407.5 million in 1992 (excluding unfilled orders of businesses sold or discontinued). All unfilled orders are expected to be filled within the next succeeding year.

Competition

   Although the businesses of the company are highly competitive, the competitive position cannot be determined accurately in the aggregate since none of its competitors offer all of the same product lines or serve all of the same markets, nor are reliable comparative figures available for its competitors. Competition for computer-directed control systems comes primarily from a relatively small number of large and well established concerns. In the other product groups, competition comes from numerous concerns, both large and small. The principal methods of competition are price, service, product performance and technical innovation. These methods vary with the type of product sold. The company believes that it can compete effectively on the basis of each of these factors as they apply to the various products offered.

Research and Development

   Research and development expenditures for the last three years are included on page 33 of the Shareholders' Report and are incorporated herein by reference.



Environmental Matters

   The company is involved in various stages of investigation and remediation relative to environmental protection matters, arising from its own initiative, from indemnification of purchasers of divested operations, or from legal or administrative proceedings, some of which include waste disposal sites. In certain instances, the company may be exposed to joint and several liability for remedial action or damages. The company, along with several other entities, has been named as a Potentially Responsible Party for remedial costs at certain third-party sites listed on the National Priorities List under CERCLA.

   The potential costs related to such matters and the possible impact on future operations are uncertain due in part to the complexity of government laws and regulations and their interpretations, the varying costs and effectiveness of cleanup technologies, the uncertain level of insurance or other types of recovery, and the questionable level of the company's responsibility. In management's opinion, after considering reserves established for such purposes, remedial actions for compliance with the present laws and regulations governing the protection of the environment are not expected to have a material adverse impact on the company's results of operations or financial position.

Employees

   At December 31, 1993, the company had approximately 12,900 employees, excluding employees of businesses held for sale. Approximately 3,600 employees are represented by 23 different collective bargaining units. The company has generally experienced satisfactory labor relations at its various locations.

             Executive Officers of the Registrant

Name, Position, and Other Information                             Age

Edmund M. Carpenter, Chairman and Chief Executive Officer          53
since May 1, 1988. Previously, Director, President and Chief
Operating Officer of ITT Corporation since 1985. Prior to joining ITT Corporation in 1981, President of Kelsey-Hayes
Company, a subsidiary of Fruehauf Corporation.

Joel S. Friedman, Senior Vice President - Operations since         57
March 1, 1987. Previously, Group Executive and President of
Lightnin, a unit of General Signal, since 1984 and President of O-Z/Gedney, a unit of General Signal, since 1975.

Peter A. Laing, Senior Vice President - Operations since           54
March 1, 1987. Previously, Group Executive and President of the Edwards Company, a unit of General Signal, since 1984, President of the Edwards Company since 1978, and Vice
President - Finance of General Railway Signal, since 1974.

Stephen W. Nagy, Senior Vice President - Finance and Chief         54
Financial Officer since October 1, 1989. Previously, Vice
President - Finance and Chief Financial Officer of Trinova
Corporation since 1983.

George Falconer, Vice President - Human Resources since            62
October 23, 1986. Previously, Director of Human Resources since 1981, Director of Industrial Relations since 1977, and Corporate Director of Personnel Relations since 1976.
Associated with Metal Forge, a unit of General Signal, since 1970, most recently as Vice President - Employee
Relations.

Nino J. Fernandez, Vice President - Investor Relations             53
since May 1, 1987. Previously, Director of Communications since 1974.

Philip A. Goodrich, Vice President - Corporate Development         38
since December 12, 1991. Previously, Director of Corporate
Development since May, 1989 and Assistant Treasurer since May,
1987. Prior to joining the company, associated with Joseph E.
Seagram & Sons, Inc. since 1981 most recently as Assistant
Treasurer.

Darryl A. Littleton, Vice President - Manufacturing since          45
February 5, 1992. Previously, Senior Partner and Director of
Ingersoll Engineers, Inc. since 1984.

Terry J. Mortimer, Vice President and Controller since May 25,     49
1990. Previously Director - Finance and Chief Accountant for
Apple Computer since June, 1988. Previously with Becton
Dickinson and Company from January, 1981 to June, 1988, most recently as Medical Sector Controller.

Edgar J. Smith, Jr., Vice President, General Counsel, and          60
Secretary since April 19, 1984, Vice President and General
Counsel since January 1, 1980. Previously Assistant General
Counsel since 1967.

Thomas E. Taylor, Vice President-Taxes since September 1, 1993.    48
Previously with Elf Aquitaine, Inc. as Vice President-Taxes since 1985.

Julian B. Twombly, Vice President and Treasurer since December     48
17, 1991. Prior to joining the company, associated with United
Dominion Industries, Ltd. since 1974, most recently as Senior
Vice President and Treasurer.


The executive officers are elected annually by the Board of Directors.

There are no family relationships between any of the directors or executive officers of the company.

ITEM 2. Properties

The Process Controls sector's operations consist of 40 manufacturing facilities in 16 states and 9 foreign countries, containing approximately
4.5 million square feet, of which 86% is owned and 14% is leased.

The Electrical Controls sector's operations consist of 34 manufacturing facilities in 15 states and 5 foreign countries, containing approximately
2.5 million square feet, of which approximately 69% is owned and 31% is leased.

The Industrial Technology sector's operations consist of 10 manufacturing facilities in 8 states, containing approximately 1.0 million square feet, of which approximately 80% is owned and 20% is leased.

In addition to manufacturing plants, the company as lessee occupies executive offices in Stamford, Connecticut, and various sales and service locations throughout the world. All of these properties, as well as the related machinery and equipment, are considered to be well-maintained, suitable and adequate for their intended purposes. Assets subject to lien are not significant.

As a result of recent business divestitures and restructuring activities, the company holds 1.1 million square feet of idle facilities for sale or sublease.

ITEM 3. Legal Proceedings

The company and certain of its subsidiaries are defendants in legal proceedings incidental to its business. Although the ultimate disposition of these proceedings is not presently determinable, management does not expect the outcome to have a material adverse impact on the company's financial position.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

                                  PART II

ITEM 5. Market for Registrant's Common Stock and Related Shareholder
Matters

The company's common stock is listed on the New York and Pacific stock exchanges under the symbol "GSX". Information as to quarterly prices for the last two years, and dividends paid is included on page 33 of the Shareholders' Report and is incorporated herein by reference. There were approximately 9,434 holders of record of the company's common stock on March 7, 1994.

ITEM 6. Selected Financial Data

Selected financial data of the company for the last five fiscal years are incorporated herein by reference to pages 34 and 35 of the Shareholders' Report.



ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

"Management's Discussion and Analysis of Financial Condition and Results of Operations" appears on pages 14 through 17 of the Shareholders' Report and is incorporated herein by reference.

ITEM 8. Financial Statements and Supplementary Data

The financial statements and related notes are incorporated herein by reference to pages 19 through 33 of the Shareholders' Report. Quarterly financial information is incorporated herein by reference to page 32 of the Shareholders' Report. The Report of Independent Auditors, dated January 25, 1994, is incorporated herein by reference to page 18 of the Shareholders' Report.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                 PART III

ITEM 10. Directors and Executive Officers

This information is incorporated herein by reference to pages 5 through 7 of the Proxy Statement for the 1994 annual meeting of shareholders. Also see page 2 of this 10-K as to information related to executive officers.

ITEM 11. Executive Compensation

This information is incorporated by reference to pages 13 through 14 of the Proxy Statement for the 1994 annual meeting of shareholders.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

This information is incorporated by reference to pages 2 through 4 of the Proxy Statement for the 1994 annual meeting of shareholders.

ITEM 13. Certain Relationships and Related Transactions

Not applicable.

                                  PART IV

ITEM 14. Exhibits, Financial Statements, Schedules, and Reports on Form
8-K

(a)  (1) Financial Statements and Other Financial Data.

         The financial statements of the company and consolidated subsidiaries are incorporated herein by reference to pages 19 through 33 of the Shareholders' Report. The Independent Auditors' Report of Ernst & Young, dated January 25, 1994, is incorporated herein by reference to page 18 of the Shareholders' Report.

     (2) Schedules and Report of Independent Auditors.
                                                               Page
         Report of KPMG Peat Marwick . . . . . . . . . . . . .   6
         Schedule VIII- Valuation and Qualifying Accounts  . .   7
         Schedule IX - Short Term Borrowings . . . . . . . . .   7

         All other schedules are omitted as the required information is not applicable or the information is presented in the financial statements or related notes.

     (3) Exhibits.

         3.1 Restated Certificate of Incorporation of General Signal Corporation, as amended through April 27, 1988, is incorporated herein by reference to Exhibit 3.1 of the registrant's 1988 Form 10-K filed March 17, 1989.

         3.2 By-laws of General Signal Corporation, as amended through February 3, 1994.

         4.1 Copies of the instruments with respect to the company's long-term debt are available to the Securities and Exchange Commission upon request.

         4.2 Copies of the Credit Agreements among General Signal Corporation and Various Commercial Banking Institutions, as amended through January 12, 1994, as described in the Notes to Financial Statements incorporated herein by reference in (a)(1) above, are available to the Securities and Exchanges Commission upon request.

         10.1 Description of General Signal Corporation Incentive Compensation Plan is incorporated herein by reference to Exhibit 10.1 of the registrant's 1991 Form 10-K filed March 25, 1992.

         10.2   Retirement Plan for Directors of General  Signal
                Corporation is incorporated herein by reference to
                Exhibit 10.7 of the registrant's 1988 Form 10-K filed March 17, 1989.

         10.3 General Signal Corporation Change in Control Severance Pay Plan, as amended, is incorporated herein by reference to Exhibit 10.8 of the registrant's 1989 Form 10-K filed March 16, 1990.

         10.4 General Signal Corporation Deferred Compensation Plan dated October 14, 1993.

         10.5 General Signal Corporation Benefit Equalization Plan as amended and restated October 14, 1993.

         10.6 General Signal Corporation 1992 Stock Incentive Plan as amended and restated July 7, 1993.

         10.7   General Signal Corporation 1989 Stock Option and
                Incentive Plan as amended July 7, 1993.

         10.8 General Signal Corporation 1985 Stock Option Plan as amended and restated July 7, 1993.

         10.9 General Signal Corporation 1981 Stock Option Plan as amended and restated July 7, 1993.

         10.10 Consulting Agreement with Nathan R. Owen is incorporated herein by reference to Exhibit 10.10 of the registrant's 1986 Form 10-K filed March 30, 1987.

         10.11 Employment agreement between Edmund M. Carpenter and the registrant dated April 15, 1988 is incorporated herein by reference to Exhibit 10.12 of the registrant's 1988 Form 10-K filed March 17, 1989.

         10.12 Employment agreement between Stephen W. Nagy and the registrant dated August 17, 1989 is incorporated herein by reference to Exhibit 10.11 of the registrant's 1989 Form 10-K filed March 16, 1990.

         11.0 Computation of Earnings per Share. See page 8 of this report.

         12.0 Calculation of Ratios of Earnings to Fixed Charges. See page 9 of this report.

         13.0 1993 Annual Report to Shareholders. Except for those portions specifically incorporated herein by reference, the company's 1993 Annual Report to Shareholders is furnished for the information of the Commission and is not deemed to be "filed." Pages 14 through 35, including the Independent Auditors' Report on page 18, are specifically incorporated herein by reference.

         21.0   Subsidiaries. See pages 9 through 11 of this report.

         23.0   Consent of Ernst & Young. See page 12 of this report.

         24.1 Consent of KPMG Peat Marwick. See page 12 of this report.

(b)      Reports on Form 8-K.

         1. A report on Form 8-K was filed on June 17, 1993, reporting the July 7, 1993 two-for-one stock split of the company's common stock in the form of a 100 percent stock distribution.

         2. A report on Form 8-K was filed on February 4, 1994, reporting the company's results of operations for the quarter and year ended December 31, 1993.

                             SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    GENERAL SIGNAL CORPORATION

                                    /s/ Edmund M. Carpenter
                                    (Edmund M. Carpenter, Chairman)
                                      March 17, 1994

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                   Title                  Date

/s/ Edmund M. Carpenter
(Edmund M. Carpenter)      Chairman and Director   March 17, 1994
                           (Principal Executive
                              Officer)

/s/ Stephen W. Nagy
(Stephen W. Nagy)          Senior Vice President   March 17, 1994
                            and Chief Financial
                              Officer

/s/ Terry J. Mortimer
(Terry J. Mortimer)        Vice President and      March 17, 1994
                            Controller (Chief
                            Accounting Officer)

/s/ Ralph E. Bailey
(Ralph E. Bailey)          Director                March 17, 1994

/s/ Van C. Campbell
Van C. Campbell)           Director                March 17, 1994

/s/ Ronald E. Ferguson
(Ronald E. Ferguson)       Director                March 17, 1994

/s/ John P. Horgan
(John P. Horgan)           Director                March 17, 1994

/s/ C. Robert Kidder
(C. Robert Kidder)         Director                March 17, 1994

/s/ Richard J. Kogan
(Richard J. Kogan)         Director                March 17, 1994

/s/ Nathan R. Owen
(Nathan R. Owen)           Director                March 17, 1994

/s/ Roland W. Schmitt
(Roland W. Schmitt)        Director                March 17, 1994

/s/ John R. Selby
(John R. Selby)            Director                March 17, 1994

                       INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
General Signal Corporation


We have audited the accompanying statements of earnings, shareholders' equity, and cash flows of General Signal Corporation and consolidated subsidiaries for the year ended December 31, 1991 (prior to the acquisition of Revco Scientific, Inc.) These consolidated financial statements and financial statement schedules are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of General Signal Corporation and consolidated subsidiaries for the year ended December 31, 1991 (prior to the acquisition of Revco Scientific, Inc.) in conformity with generally accepted accounting principles.




                           /s/ KPMG Peat Marwick


Stamford, Connecticut
January 24, 1992
         GENERAL SIGNAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

             Schedule VIII - Valuation and Qualifying Accounts
               Years Ended December 31, 1993, 1992 and 1991
                             ($ in thousands)

                                Additions
                                  charged
                  Balance at(credited) to             Balance at
                   beginning     cost and                 end of
                   of period      expense  Deductions     period

1993

Reserves deducted
from assets:

  Allowance for
  doubtful accounts    $8,882     $4,608     $2,968(1)  $10,522

  Assets held for sale 18,600         --      4,223(3)   14,377

Dispositions and re-
 structuring:

  Transaction and consol-
   idation of Revco        --     13,200      4,416(4)    8,784
  Semiconductor        57,301    (53,200)    38,400(4)   13,348
                                            (47,647)(5)
  Restructuring            --     30,500     17,489 (4)  13,011
                       57,301     (9,500)    12,658      35,143

1992

Reserves deducted
from assets:

  Allowance for                               6,445(1)
  doubtful accounts   $11,074      5,502      1,249(2)   $8,882

  Assets held for sale     --     18,600         --      18,600

Dispositions and
restructuring              --     67,000      9,699(4)   57,301

1991

Reserves deducted
from assets:

  Allowance for
  doubtful accounts   $10,662      5,748      5,336(1)  $11,074




(1) Write-off of bad debts, net of recoveries.
(2) Transfer of semiconductor equipment operations allowance for doubtful accounts to assets held for sale at October 1, 1992.
(3) Charges to reserve related to businesses divested during 1993.
(4) Charges to reserve for related costs incurred during the year.
(5) Represents primarily gain on disposal of businesses divested during 1993.

              GENERAL SIGNAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

                       Schedule IX - Short Term Borrowings
                   Years Ended December 31, 1993, 1992 and 1991
                               ($ in thousands)


         Category of               Weighted Maximum amount                     Weighted
Year     aggregate     Balance at  average  outstanding    Average amount      average interest
Ended    short-term    end         interest during         outstanding during  rate during
Dec 31,  borrowing     of period   rate(2)  period         period              period(1)
1991     Notes payable
         to banks      $6,423      11%      $18,700        $8,000              6%

1992     Notes payable
         to banks      $3,218       3%      $13,700        $5,600              7%

1993     Notes payable
         to banks      $6,211       7%      $11,400        $8,000              11.5%


          (1) Actual interest expense on short-term borrowings for the year divided by average short-term borrowings outstanding during the year.

          (2) Annual interest expense on short-term borrowing divided by the year-end balance.

                                                                Exhibit (11.0)

             GENERAL SIGNAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
                         Computation of Earnings Per Share
                   (Amounts in thousands, except per share data)

                                           Year Ended December 31,
                                         1993      1992      1991
  I. Earnings (loss) per share of common
     stock (used for financial reporting):

     Net earnings (loss):
     Continuing operations            $ 66,596  $ 12,465    $63,957
     Loss on disposal of
       discontinued operations             ---       ---     (9,800)
     Extraordinary charges              (6,576)     (330)       ---
     Cumulative effect of
       accounting changes              (25,300)  (92,400)       ---

     Net Earnings (loss)               $34,720  $(80,265)   $54,157

     Average number of common shares
       outstanding (a)                  45,205    41,753     38,572

     Earnings (loss) per average share of
       common stock:
       Continuing operations             $1.47      $.30      $1.66
       Loss on disposal of
         discontinued operations           ---       ---       (.26)
       Extraordinary charges             (0.14)    (0.01)       ---
       Cumulative effect of accounting
         changes                         (0.56)    (2.21)       ---

                                         $0.77    $(1.92)     $1.40

 II. Primary earnings per share (b)
     (including common stock equivalents):
     Average number of common shares
       outstanding                      45,205    41,753     38,572

     Dilutive effect of outstanding
       options (as determined by
       application of the treasury
       stock method)                       263       298         38

     Total shares used in calculation
       of primary earnings per share    45,468    42,051     38,610

     Primary earnings (loss) per share:
     Continuing operations               $1.46      $.30      $1.66
     Loss on disposal of
       discontinued operations             ---       ---       (.26)
     Extraordinary charges                (.14)     (.01)       ---
     Cumulative effect of accounting
       changes                            (.56)    (2.20)       ---
                                         $0.76    $(1.91)     $1.40

III. Fully diluted earnings per share (b):

     Average number of shares used in
       calculation of primary earnings
       per share above                  45,468    42,051     38,610

     Additional dilutive effect of
       outstanding options (as determined
       application of the treasury
       stock method)                        36        74        190

     Total shares used in calculation
       of fully diluted earnings
       per share                        45,504     42,125    38,800

     Fully diluted earnings (loss) per share:
       Continuing operations             $1.46     $0.30      $1.65
       Loss on disposal of
         discontinued operations           ---       ---      (0.25)
       Extraordinary charges             (0.14)    (0.01)       ---
       Cumulative effect of accounting
         changes                         (0.56)    (2.19)       ---

                                         $0.76    $(1.90)     $1.40

          (a) Excludes common stock equivalents in accordance with provisions of APB Opinion No. 15 because such equivalent shares result in dilution of less than 3%.

          (b) This calculation is presented in accordance with Regulation S-K although the effect of the options deemed to be common stock equivalents is antidilutive in 1992.

                                                               Exhibit (12.0)

                           GENERAL SIGNAL CORPORATION
               Calculation of Ratios of Earnings to Fixed Charges
                                ($ in thousands)

                                        Year Ended December 31,
                           1989      1990     1991     1992     1993

Earnings:
 Earnings (loss) from
   continuing operations
   before income taxes and
   extraordinary items    $108,482 $(25,193) $89,451  $18,786  $94,398
 Add: fixed charges         54,526   47,724   40,626   37,029   23,440
                          $163,008  $22,531 $130,077  $55,815 $117,838

Fixed charges:
 Interest expense          $44,759  $37,557  $32,193  $28,629  $18,240
 One-third of rent
   expense                   9,767   10,167    8,433    8,400    5,200
                           $54,526  $47,724  $40,626  $37,029  $23,440

Ratio                         2.99      .47  (1)3.20     1.51     5.03


          (1) Earnings are inadequate to cover fixed charges by an amount of approximately $25 million.

                                                              Exhibit (21.0)

SUBSIDIARIES OF REGISTRANT
                                                 Percent  Organized Under the
1.  Consolidated Subsidiaries                    Owned    Laws of

  Subsidiaries of General Signal Corporation:
  Aurora/Hydromatic Pumps Inc.                   100      Delaware
  Borri Elettronica Industriale S.p.A.           100      Italy
    Subsidiary of Borri Elettronica Industriale S.p.A.
      Borri Stromversorgunanlagen GMBH           100      Germany
  DeZurik of Australia Proprietary Ltd.          100      Australia
  GCA Europa S.A.                                100      France
  GCA International Corporation                  100      New Jersey
  G. S. Building Systems Corporation             100      Connecticut
    Subsidiaries of G. S. Building Systems
    Corporation:
      Dual-Lite Manufacturing, Inc.              100      Delaware
  General Signal FSC Corp                        100      Virgin Islands
  General Signal Holdings Company                100      Delaware
    Subsidiary of General Signal Holdings Company
      General Signal Technology Corporation      100      Delaware
      Subsidiaries of General Signal Technology
      Corporation:
        Assembly Technologies - AP, Inc.          100      Delaware
        General Farebox Service of Atlanta, Inc.  100      Delaware
        GFI Service of Chicago, Inc.              100      Delaware
        GFI Service of New York, Inc.             100      Delaware
        General Signal Japan Corporation          100      Japan
        General Signal SEG Korea                  100      Korea
        Revco Scientific, Inc.                    100      Delaware
   General Signal Kabushiki Kaisha                100      Japan
   General Signal Limited                         100      Canada
   General Signal SEG Asia, Ltd.                  100      Hong Kong
   General Signal S.E.G. SARL                     100      France

   General Signal UK Limited                      100      England
   Subsidiaries of General Signal UK Limited:
       DeZurik International Ltd.                 100      England
       GCA Limited                                100      England
       G.S. Iona Ltd.                             100      England
       General Signal SEG, Ltd.                   100      England
       Leeds & Northrup Limited                   100      England
       Lightnin Europe Limited                    100      England
       Lightnin Mixers Limited                    100      England
       Subsidiaries of Lightnin Mixers Ltd.:
         Deutsche Lightnin Jesse Mischtechnik
         Verwaltungsgesellschaft mbH               90      Germany
           (Remaining 10% owned by General Signal
            Corporation Inc.)
         Turbo - Maschinenbau G.m.b.H.            100      Germany
         Turbo - Lightnin Mischtechnik
           GmbH & Co. KG                          100      Germany
       Sola (UK) Limited                           75      England
       Tau-Tron (UK) Limited                      100      England
       Telenex Europe Limited                     100      England
   Leeds & Northrup Company                       100      Delaware
     Subsidiaries of Leeds & Northrup Company:
       Leeds & Northrup Australia Pty., Ltd.      100      Australia
       Subsidiary of Leeds & Northrup
       Australia Pty., Ltd.:
         Leeds & Northrup(New Zealand)Ltd.        100      New Zealand
       Leeds & Northrup GmbH                      100      Germany
       Leeds & Northrup Mexicana, S.A.            100      Mexico
       Leeds & Northrup S.A.                      100      Spain
       LDN, Ltd.                                  100      Delaware
       Subsidiary of LDN, Ltd.
       Leeds & Northrup S.A.R.L.                  100      France
       L.D.N. Netherlands, B.V.                   100      Netherlands
       L&N Singapore, Pte., Ltd.                  100      Singapore
   Leeds & Northrup Italy, S.p.A.                  53      Italy
   (47% owned by Leeds & Northrup Company;
   Lightnin Mixers Pty. Ltd.                       60      Australia
     (Remaining 40% owned by General Signal Ltd.)
   Lightnin Pte. Ltd.                             100      Singapore
   Metal Forge Company, Inc.                      100      Delaware
   Shenyang Stock Electric Power Equipment Company,
    Limited                                       100      China
   Sola Australia, Limited                        100      Australia
   Sola Electric AG                               100      Switzerland
   Stock Japan, Ltd.                              100      Japan
   Telenex Corporation                            100      New Jersey

2.Other Subsidiaries

          The following minor foreign subsidiaries and the investment in 50-percent-or-less owned companies, which are not material individually or in the aggregate in relation to the financial statements, are carried at cost plus equity in undistributed earnings since acquisition.


Subsidiaries of General Signal Corporation:
   DeZurik - India                                 40      India
   DeZurik Japan Co., Ltd.                         48      Japan
   DeZurik Mexico, S.A. de C.V.                    49      Mexico
   General Signal Acquisition Corporation         100      Delaware
   General Signal Corporation                     100      Delaware
   General Signal International Corporation       100      Delaware
   HMS Ventures Ltd.                               14      California
   High Ridge Company, Limited                    100      Bermuda
   Industrias Sola Basic, S.A.                     49      Mexico
   Koyo Lindberg Ltd.                              50      Japan
   New Signal, Inc.                               100      Delaware
   Solamex, S.A. de C.V.                           48      Mexico
     Subsidiary of Solamex, S.A. de C.V.:
       Industrial GESCA S.A.deC.V.                 99      Mexico
       Inmobiliaria S-Tres, S.A.deC.V.             99      Mexico
       Inmobiliaria S-Dos, S.A.deC.V.              99      Mexico
       Inmobiliaria Solamex, S.A. de C.V.          99      Mexico
       Productora Y Maquiladora Queretana
       S.A.deC.V.                                  99      Mexico
   Solenergy Corporation                           30      Massachusetts
   Terasaki Nelson Ltd.                            50      Japan

                                                               Exhibit (23.0)

                         CONSENT OF ERNST & YOUNG



The Board of Directors and Shareholders
General Signal Corporation


We consent to the incorporation by reference in this Annual Report (Form 10-K) of General Signal Corporation of our report dated January 25, 1994, included in the 1993 Annual Report to Shareholders of General Signal Corporation.

Our audit also included the 1993 and 1992 financial statement schedules of General Signal Corporation and consolidated subsidiaries listed in
Item 14(a). These schedules are the responsibility of the company's management. Our responsibility is to express an opinion based on our audits. In our opinion, the 1993 and 1992 financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects, the information set forth therein.

We also consent to the incorporation by reference in the Registration Statements (Form S-3 No. 33-33929), (Form S-8 No. 33-46613) pertaining to the General Signal Corporation Savings and Stock Ownership Plan, (Form S-8 No. 33-47495) pertaining to General Signal Corporation's stock incentive plans, (Form S-3 No. 33-50081) pertaining to the merger agreement with Revco Scientific, Inc. and related prospectuses of our report dated January 25, 1994, with respect to the 1993 and 1992 financial statements incorporated herein by reference, and our report included in the preceding paragraph with respect to the 1993 and 1992 financial statement schedules included in this Annual Report (Form 10-K) of General Signal Corporation.

                                                  /s/  Ernst & Young



Stamford, Connecticut
March 18, 1994

                                                          Exhibit (23.1)

                       CONSENT OF KPMG PEAT MARWICK



The Board of Directors and Shareholders
General Signal Corporation



      We consent to incorporation by reference in the Registration Statements on Forms S-3 (No. 33-33929 and 33-50081) and on Forms S-8 (Nos. 33-46613 and 33-47495) of General Signal Corporation of our report dated January 24, 1992, relating to the balance sheet of General Signal Corporation and consolidated subsidiaries as of December 31, 1991 and the related statements of earnings, shareholders' equity and cash flows and related schedules for the years ended December 31, 1991 and 1990, which report appears in the December 31, 1992 Annual Report on Form 10-K of General Signal Corporation.



                                       /s/  KPMG Peat Marwick




Stamford, Connecticut
March 18, 1994