Form 10-Q
period 1994-03-31
GENERAL SIGNAL CORP
filed 1994-05-11
CIK 40834

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q


                                (Mark One)
           (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 1994   Commission file number 1-996

                                    OR

                     ( ) TRANSITION REPORT PURSUANT TO
                   SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934


                        GENERAL SIGNAL CORPORATION
          (Exact name of registrant as specified in its charter)


New York                                             16-0445660
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification Number)


High Ridge Park,
Box 10010, Stamford, Connecticut                     06904
(Address of principal executive offices)             (Zip Code)


Registrant's telephone number,
including area code                                  (203) 329-4100


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                X
                              (Yes)     (No)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock, par value $1.00             47,273,449
           (Class)               (Outstanding at May 6, 1994)

                          PART I: FINANCIAL INFORMATION
                           ITEM 1: FINANCIAL STATEMENTS
             GENERAL SIGNAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
                              Statement of Earnings
                      (In thousands, except per share data)
                                   (Unaudited)
                                                Three Months Ended March 31,
                                                    1994             1993

Net sales                                       $  388,540     $   377,216

Cost of sales                                      272,972         267,172

Selling, general and administrative expenses        74,891          77,393

     Total operating costs and expenses            347,863         344,565

Operating earnings                                  40,677          32,651

Interest expense, net                                2,729           5,886

Earnings before income taxes                        37,948          26,765

Income taxes                                        13,358           8,804

Earnings before cumulative effect
    of accounting change                            24,590          17,961

Cumulative effect of accounting change                  --         (25,300)

Net earnings (loss)                             $   24,590      $   (7,339)

Earnings per share of common stock:
    Earnings before cumulative effect of
         accounting change                      $     0.52      $      0.42
    Cumulative effect of accounting change              --            (0.60)

Net earnings (loss)                             $     0.52      $     (0.18)

Dividends declared per common share             $    0.225      $     0.225

Average common shares outstanding                   47,409           42,419


See accompanying notes to financial statements.

         GENERAL SIGNAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

                               Balance Sheet
                              (In thousands)
                                (Unaudited)

                                          March 31,    December 31,
Assets                                      1994          1993

Current assets:

    Cash and cash equivalents            $   7,259     $  1,253

    Accounts receivable                    255,725      255,534

    Inventories                            216,478      196,286

    Prepaid expenses and other
         current assets                     54,358       55,482

    Deferred income taxes                   59,243       60,315

    Assets held for sale at estimated
         realizable value                   11,900       25,675

         Total current assets              604,963      594,545

Property, plant, and equipment             275,465      263,353

Intangibles                                184,032      184,240

Other assets                               149,078      134,314

Deferred income taxes                       47,870       48,389

                                        $1,261,408   $1,224,841



See accompanying notes to financial statements.

         GENERAL SIGNAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
                          Balance Sheet-Continued
                              (In thousands)
                                (Unaudited)
                                          March 31,   December 31,
Liabilities and Shareholders' Equity        1994          1993

Current liabilities:

  Short-term borrowings and
    current maturities of long-term
    debt                                $   10,670    $    9,334

  Accounts payable                         135,170       131,300

  Accrued expenses                         173,077       177,829

  Income taxes                              16,153         7,385

    Total current liabilities              335,070       325,848

Long-term debt, less current
  maturities                               210,154       191,382

Accrued postretirement and
  postemployment obligations               164,552       173,693

Other liabilities                            9,108         8,732

  Total long-term liabilities              383,814       373,807

Shareholders' equity:

  Common stock, authorized 150,000
    shares; issued 63,505 shares
    at March 31, 1994 and 63,360
    shares at December 31, 1993             77,227        77,082

  Additional paid-in capital               275,840       271,958

  Retained earnings                        597,017       583,099

  Cumulative translation adjustments        (7,591)       (8,483)

  Common stock in treasury, at cost;
    16,059 shares at March 31,
    1994 and 16,017 shares at
    December 31, 1993                     (399,969)     (398,470)

    Total shareholders' equity             542,524       525,186

                                        $1,261,408    $1,224,841

See accompanying notes to financial statements.

         GENERAL SIGNAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
                    Condensed Statement of Cash Flows
                              (In thousands)
                                (Unaudited)


                                              Three Months Ended
                                                   March 31,
                                               1994          1993
CASH FLOWS FROM OPERATING ACTIVITIES:
 Earnings before cumulative effect of
   accounting change                       $  24,590      $  17,961
 Adjustments to reconcile earnings
   to net cash from operating
   activities:
     Depreciation and amortization            14,042         12,361
     Pension credits                          (3,003)        (2,809)
     Other, net                               (4,185)         6,460
 Changes in working capital                  (22,117)       (20,413)

     Net cash from operating activities        9,327         13,560

CASH FLOWS FROM INVESTING ACTIVITIES:
 Dispositions                                 15,400          6,771
 Acquisitions                                (12,314)            --
 Capital expenditures                        (17,171)       (10,643)
 Other, net                                   (1,200)        (2,223)
     Net cash from investing activities      (15,285)        (6,095)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Dividends paid                              (10,655)        (8,876)
 Net change in short and long-term
   borrowings                                 20,165        (14,901)
 Issuance of common stock                      2,528          9,190

     Net cash from financing activities       12,038        (14,587)
 Effect of exchange rate changes
   on cash                                       (74)           (19)
 Net change in cash and cash
   equivalents                                 6,006         (7,141)
 Cash and cash equivalents at
   beginning of period                         1,253         16,455
 Cash and cash equivalents at end
   of period                               $   7,259      $   9,314

See accompanying notes to financial statements.

        GENERAL SIGNAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
                      Notes to Financial Statements
                                (Unaudited)
                   (In thousands, except per share data)

1. The accompanying unaudited financial statements reflect all adjustments (consisting of normal, recurring items) necessary for the fair presentation of results for these interim periods. These results are based upon generally accepted accounting principles consistently applied with those used in the preparation of the company's 1993 Annual Report on Form 10-K.

2.  Inventories
                                          March 31,      December 31,
                                            1994             1993

     Finished goods                     $   61,458       $   56,066
     Work in process                        73,511           63,343
     Raw material and purchased parts      107,896          103,985
           Total FIFO cost                 242,865          223,394
     Excess of FIFO cost over LIFO
           inventory value                 (26,387)         (27,108)

     Net carrying value                 $  216,478       $  196,286


3.  Business Segment Information          Three Months   Ended March 31,
                                             1994             1993
     Net sales:
     Process Controls                   $  183,400        $  176,900
     Electrical Controls                   134,500           138,000
     Industrial Technology                  70,600            62,300
                                        $  388,500        $  377,200
     Operating earnings:
     Process Controls                   $   22,800(1)     $   17,500
     Electrical Controls                     9,600             9,300
     Industrial Technology                  10,400             9,400

     Total operating earnings before
        unallocated expenses, equity
        income and interest                 42,800            36,200

     Equity income                             700                --
     Net interest expense                   (2,700)           (5,900)
     Unallocated expenses                   (2,900)           (3,500)

     Earnings before income taxes        $  37,900         $  26,800


(1) Includes $4,000 curtailment gain (non-cash) from postretirement benefits other than pensions.

4.   Property, Plant and Equipment       March 31,              December 31,
                                           1994                    1993

     Property, plant and equipment,
     at cost                            $ 662,094                $ 635,320

     Accumulated depreciation and
     amortization                        (386,629)                (371,967)

     Property, plant and equipment,
     net                                $ 275,465                $ 263,353


5. Supplemental Information-Statement of Cash Flows

                                                Three Months Ended
                                                     March 31,
                                               1994            1993

     Cash paid (received) for:
     Interest                              $   1,410       $   17,863
     Income taxes                          $    (876)      $    6,148
     Liabilities assumed in conjunction
     with acquisitions:
     Fair value of assets acquired         $   7,821       $       --
     Cash paid                                (7,821)              --
                                           $      --       $       --


6.  Acquisitions


During the quarter ended March 31, 1994, the company completed two purchase acquisitions.

Company Acquired                        Description of Business

Benjamin Signals                        Audible and visual signal
                                        products

Assets of Berger Industries, Inc.       Steel fittings products


Subsequent to quarter-end, the company completed the acquisition of Neer Manufacturing Company, Inc.


7.  Repurchase of Shares


A program to repurchase up to 3.4 percent or 1.6 million shares of the company's currently outstanding stock was approved by the Board of Directors. The shares will be purchased from time-to-time over the next two years in open market transactions, and will be used to offset dilution from the expected exercise of employee stock options.

                  ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - First Quarter 1994 Compared With First Quarter 1993


                                        First Quarter
                                     1994           1993        Change

     Net sales                      $388.5         $377.2         3.0%

International sales in 1994 totalled 22.9% of the company's net sales, compared to 22.6% in 1993. Foreign sales improved 3.3% in 1994 and export sales increased 6.2%, reflecting a moderately improving international business outlook.

Process controls sector sales increased 3.7% from increased shipments of pumps and laboratory equipment. In addition, the process controls sector benefitted from the acquisition of Layne & Bowler in late 1993.

Sales in the electrical controls sector declined 2.5%. This decline resulted from weaker international demand for fire safety controls products and softer demand for floor care and exercise equipment motors. It was partially offset by stronger demand for conduit fittings, and power conditioning and broadcast equipment.

The industrial technology sector experienced strong demand for telecommunications equipment and OEM automotive components, but had fewer shipments of bus and rail fare collection equipment. In addition, $4.5 million of the sales increase results from the inclusion of the sales of certain operating units that were formerly treated as divested businesses.


                                        First Quarter
                                     1994           1993        Change

     Gross profit                   $115.6         $110.0        5.1%

          Percentage of net sales     29.8%          29.2%

Gross profit as a percentage of net sales remained flat on improved sales, after excluding the OPEB curtailment gain of $4.0 million and the low margin results of the businesses that were formerly treated as divested and excluded from operations.

Included in gross margins in 1994 and 1993 were $0.7 million and $1.1 million, respectively, of LIFO reserve liquidations that resulted from the company's aggressive inventory management policies that lowered costs and inventory levels at certain units of the company.
 First Quarter 1994 1993
Change Selling, general and administrative expenses $74.9 $77.4 (3.2)% Percentage of net sales 19.3% 20.5%

Selling, general and administrative expenses improved in 1994, reflecting the early results of the company's restructuring activities started at certain units in mid-1993, and the company's continued cost management efforts. Included in selling, general and administrative expenses were pension credits of $3.0 million in 1994 and $2.8 million in 1993.


                                        First Quarter
                                     1994           1993        Change

     Operating earnings             $40.7          $32.7        24.6%
          Percentage of net sales    10.5%           8.7%

Earnings for the process controls sector were up 13.1%, excluding the impact of the OPEB curtailment gain in the first quarter. These improved results came principally from productivity improvements and reduced costs.

Electrical controls sector operating earnings were up 3.2%, despite a 2.5% decline in sales in 1994. This improvement resulted from stronger operating earnings in the company's broadcast equipment, conduit fittings and power conditioning equipment businesses.

The industrial technology sector operating earnings improved 10.1% during 1994 despite operating losses of businesses that were formerly treated as divested. This improvement is primarily attributable to the continued strong results from the company's telecommunications and automotive equipment businesses.


                                         First Quarter
                                     1994           1993        Change

     Net interest expense            $2.7           $5.9         (53.6)%
          Percentage of net sales     0.7%           1.6%

Net interest expense decreased as a result of the extinguishment of higher rate debt during the second quarter of 1993 and generally lower debt levels in 1994.

Net earnings before cumulative effect of accounting change were $24.6 million or $0.52 per share in 1994 compared to $18.0 million or $0.42 per share in 1993. The company recognized a $25.3 million or $0.60 per share charge in 1993 to adopt FAS 112, "Employers' Accounting for Postemployment Benefits," resulting in a net loss in 1993 of $0.18 per share. Average shares outstanding in 1994 were 11.8% higher than in 1993. In addition, the company's effective tax rate was 35.2% in 1994 compared with 32.9% in 1993. Despite higher average shares and taxes, the company's earnings improved as a result of higher gross margins, lower selling, general and administrative expenses, lower interest expense, and the recognition of a $4.0 million or $0.05 per share OPEB curtailment gain in 1994.
 Financial
Condition - March 31, 1994 Compared to December 31, 1993

Operations generated cash of $9.3 million, compared to $13.6 million in 1993, with the decline reflecting inventory growth in anticipation of strong product shipments in the second quarter of 1994. Included in operating cash flows were expenditures of $4.7 million for operating unit restructuring activities, $3.8 million for severance pay, and $2.3 million for the consolidation of the company's Lindberg unit with Revco. These expenditures were charged against accruals. Management anticipates that these expenditures will result in lower future costs from higher productivity.

Proceeds from the dispositions of semiconductor equipment operations were $15.4 million in 1994. The company used $12.3 million for acquisitions and $17.1 million for capital expenditures. Dividends paid totalled $10.7 million, and additional amounts borrowed during the quarter totalled $20.2 million.

Long-term debt-to-capitalization was 27.9% at March 31, 1994, a slight increase from year-end reflecting the modestly increased borrowing levels.

At December 31, 1993, the company had a $43.2 million valuation allowance established against its gross deferred tax assets of approximately $224 million. There were no significant changes to the deferred tax assets nor the valuation allowance since year-end. The valuation allowance was based on management's assessment that it was more likely than not that the net deferred tax assets will be realized through future taxable earnings or alternative tax strategies. In the event that the tax benefits relating to the valuation allowance are subsequently realized, $6.6 million of such benefits would reduce goodwill.

The company is well-positioned to finance future working capital requirements and capital expenditures through current earnings and significant available credit facilities.


                               Other Matters

As a producer of capital goods and equipment, the results of the company's businesses can vary with the relative strength of the economy. Demand for products in the Process Controls sector follows the demand for durable goods orders, and strength in heavy industrial and utility markets is key to the success of the sector. The Electrical Controls sector depends upon several markets, principally the construction and computer equipment industries. The Industrial Technology sector depends on several markets, primarily automotive, mass transportation, and telecommunications equipment. Mass transportation depends upon continued federal and local government spending, and telecommunications is dependent upon continued research and development and the continued success of new products. While no one marketplace or industry has a major impact on the company's operations or results, the inherent pace of technological changes presents certain risks that the company monitors carefully. Success within all of the company's businesses is dependent upon the timely introduction and acceptance of new products.

                        PART II:  OTHER INFORMATION



Item 2.  Changes in Securities.

        On April 21, 1994, the shareholders approved that the total number of shares that may be issued by the company be increased to 160,000,000 from 85,000,000, including previously authorized 10,000,000 shares that are issuable as preferred stock.


Item 4.  Submission of Matters to a Vote of Security Holders


   (a)  The Annual Meeting of Shareholders of the Registrant (the
        "Meeting") was held on April 21, 1994.

   (b) The Registrant solicited proxies for the Meeting pursuant to Regulation 14; there was no solicitation in opposition to management's nominees for directors as listed in the Proxy Statement, and all such nominees were elected.

   (c) In addition to the election of directors, the shareholders ratified the appointment of auditors.


Item 6. Exhibits and Reports on Form 8-K.

   (a)  Exhibits.

        3.1    Restated Certificate of Incorporation of General
               Signal Corporation, as amended through April 21,
               1994.

        3.2 By-laws of General Signal Corporation, as amended through April 21, 1994.

        12.0   Calculation of Ratios of Earnings to Fixed Charges.

   (b)  No reports were filed on Form 8-K.

                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.









                                GENERAL SIGNAL CORPORATION



                                   /s/ Terry J. Mortimer
                                     Terry J. Mortimer
                               Vice President and Controller
                                  Chief Accounting Officer

DATE:  May 11, 1994