Form 10-Q/A
period 1994-03-31
GENERAL SIGNAL CORP
filed 1994-06-10
CIK 40834

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-Q\A
                              Amendment No. 1

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
           (Class)               (Outstanding at May 6, 1994)

Item 2 of General Signal Corporation's quarterly report on Form 10-Q for the quarter ended March 31, 1994 is hereby amended with respect to (a) the last two sentences in the first paragraph of page 9, (b) the fifth and final sentences in the last paragraph of page 9, (c) the second, third and fourth sentences in the first paragraph of page 10, and (d) the first sentence in the second paragraph of page 10.

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

Shareholders' equity:

  Common stock, authorized 150,000
    shares; issued 63,505 shares
    at March 31, 1994 and 63,360
    shares at December 31, 1993             77,227        77,082

  Additional paid-in capital               275,840       271,958

  Retained earnings                        597,017       583,099

  Cumulative translation adjustments        (7,591)       (8,483)

  Common stock in treasury, at cost;
    16,059 shares at March 31,
    1994 and 16,017 shares at
    December 31, 1993                     (399,969)     (398,470)

    Total shareholders' equity             542,524       525,186

                                        $1,261,408    $1,224,841

See accompanying notes to financial statements.
       GENERAL SIGNAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
            Condensed Statement of Cash Flows
             (In thousands) (Unaudited)
                                             Three Months Ended
                                                  March 31,
                                              1994       1993
CASH FLOWS FROM OPERATING ACTIVITIES:
 Earnings before cumulative effect of
   accounting change                       $  24,590  $  17,961
 Adjustments to reconcile earnings
   to net cash from operating
   activities:
     Depreciation and amortization            14,042     12,361
     Pension credits                          (3,003)    (2,809)
     Other, net                               (4,185)     6,460
 Changes in working capital                  (22,117)   (20,413)

     Net cash from operating activities        9,327     13,560

CASH FLOWS FROM INVESTING ACTIVITIES:
 Dispositions                                 15,400      6,771
 Acquisitions                                (12,314)        --
 Capital expenditures                        (17,171)   (10,643)
 Other, net                                   (1,200)    (2,223)
     Net cash from investing activities      (15,285)    (6,095)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Dividends paid                              (10,655)    (8,876)
 Net change in short and long-term
   borrowings                                 20,165    (14,901)
 Issuance of common stock                      2,528      9,190

     Net cash from financing activities       12,038    (14,587)
 Effect of exchange rate changes
   on cash                                       (74)       (19)
 Net change in cash and cash
   equivalents                                 6,006     (7,141)
 Cash and cash equivalents at
   beginning of period                         1,253     16,455
 Cash and cash equivalents at end
   of period                               $   7,259  $   9,314
See accompanying notes to financial statements.
         GENERAL SIGNAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
                      Notes to Financial Statements
                                (Unaudited)
                   (In thousands, except per share data)

1. The accompanying unaudited financial statements reflect all adjustments (consisting of normal, recurring items) necessary for the fair presentation of results for these interim periods. These results are based upon generally accepted accounting principles consistently applied with those used in the preparation of the company's 1993 Annual Report on Form 10-K.

2.  Inventories
                                               March 31,      December 31,
                                                 1994            1993

     Finished goods                          $   61,458       $   56,066
     Work in process                             73,511           63,343
     Raw material and purchased parts           107,896          103,985
           Total FIFO cost                      242,865          223,394
     Excess of FIFO cost over LIFO
           inventory value                      (26,387)         (27,108)

     Net carrying value                      $  216,478       $  196,286


3.  Business Segment Information             Three Months Ended March 31,
                                                  1994             1993
     Net sales:
     Process Controls                        $  183,400        $  176,900
     Electrical Controls                        134,500           138,000
     Industrial Technology                       70,600            62,300
                                             $  388,500        $  377,200
     Operating earnings:
     Process Controls                        $   22,800(1)     $   17,500
     Electrical Controls                          9,600             9,300
     Industrial Technology                       10,400             9,400

     Total operating earnings before
        unallocated expenses, equity
        income and interest                     42,800             36,200

     Equity income                                 700                - -
     Net interest expense                       (2,700)            (5,900)
     Unallocated expenses                       (2,900)            (3,500)

     Earnings before income taxes            $  37,900          $  26,800


(1) Includes $4,000 curtailment gain (non-cash) from postretirement benefits other than pensions.
4.   Property, Plant and Equipment            March 31,      December 31,
                                                1994             1993

     Property, plant and equipment,
     at cost                                  $ 662,094     $ 635,320

     Accumulated depreciation and
     amortization                              (386,629)     (371,967)

     Property, plant and equipment,
     net                                      $ 275,465     $ 263,353


5. Supplemental Information-Statement of Cash Flows

                                            Three Months Ended
                                                 March 31,
                                            1994          1993

     Cash paid (received) for:
     Interest                           $   1,410     $    6,112
     Income taxes                       $    (876)    $      402
     Liabilities assumed in conjunction
     with acquisitions:
     Fair value of assets acquired      $   7,821     $       --
     Cash paid                             (7,821)            --
                                        $      --     $       --


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

          Selling, general and administrative expenses improved in 1994, reflecting the early results of the company's restructuring activities started at certain units in mid-1993, and the company's continued cost management efforts. Included in selling, general and administrative expenses were pension credits of $3.0 million in 1994 and $2.8 million in 1993. Also included were OPEB costs of $1.3 million in 1994 and $2.3 million in 1993.
The reduction in OPEB costs (exclusive of curtailment) resulted from lower estimated medical cost trend and the favorable impact of the 1993 plan changes.

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

          Net earnings before cumulative effect of accounting change were $24.6 million or $0.52 per share in 1994 compared to $18.0 million or $0.42 per share in 1993. The company recognized a $25.3 million or $0.60 per share charge in 1993 to adopt FAS 112, "Employers' Accounting for Postemployment Benefits," resulting in a net loss in 1993 of $0.18 per share. Average shares outstanding in 1994 were 11.8% higher than in 1993. In addition, the company's effective tax rate was 35.2% in 1994 compared with 32.9% in 1993. The 1994 tax rate includes a benefit of 1.6% arising from adjustments to prior year tax liabilities. Despite higher average shares and taxes, the company's earnings improved as a result of higher gross margins, lower selling, general and administrative expenses, lower interest expense, and the recognition of a $4.0 million or $0.05 per share OPEB curtailment gain in 1994. 1994 and 1993 also reflect the benefit of $2.9 million and $1.2 million, respectively, arising from normal, recurring adjustments to various provisions and valuation accounts relating principally to inventories and warranties.
 Financial
Condition - March 31, 1994 Compared to December 31, 1993

          Operations generated cash of $9.3 million, compared to $13.6 million in 1993, with the decline reflecting inventory growth in anticipation of strong product shipments in the second quarter of 1994. Earnings for 1994 included several non-cash items, in addition to depreciation and pension credits. As previously noted, an OPEB curtailment gain of $4.0 million was realized in the first quarter, with no cash flow impact. In addition, normal, recurring adjustments to various provisions and valuation accounts as a result of changes in estimates resulted in operating income of approximately $2.9 million in 1994 and $1.2 million in 1993, without cash impact. Included in operating cash flows were expenditures of $4.7 million for operating unit restructuring activities, $3.8 million for severance pay, and $2.3 million for the consolidation of the company's Lindberg unit with Revco. These expenditures were charged against accruals. Management anticipates that these expenditures will result in lower future costs from higher productivity.

          Proceeds from the dispositions of semiconductor equipment operations were $15.4 million in 1994, with no impact on income during the quarter. The company used $12.3 million for acquisitions and $17.1 million for capital expenditures. Dividends paid totalled $10.7 million, and additional amounts borrowed during the quarter totalled $20.2 million.

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

DATE:  June 10, 1994