Form 10-Q
period 1994-06-30
GENERAL SIGNAL CORP
filed 1994-08-10
CIK 40834

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q


                                (Mark One)
           (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 1994    Commission file number 1-996

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


Common Stock, par value $1.00                       47,283,366 shares
           (Class)                       (Outstanding at July 29, 1994)

                          PART I: FINANCIAL INFORMATION
                          ITEM I: FINANCIAL STATEMENTS

            GENERAL SIGNAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
                        Condensed Statement of Earnings
                      (In thousands, except per share data)
                                   (Unaudited)
                                                Three Months Ended June 30,
                                                    1994             1993


Net sales                                       $  426,730      $  386,473

Cost of sales                                      304,431         288,384

Selling, general and administrative expenses        82,307          76,696

Dispositions of businesses and restructuring           - -         (12,100)

                                                   386,738         352,980

Operating earnings                                  39,992          33,493

Interest expense, net                               (2,822)         (4,663)

Earnings before income taxes                        37,170          28,830

Income taxes                                        12,183           9,379

Earnings before extraordinary charge                24,987          19,451

Extraordinary charge                                    --          (6,576)

Net earnings                                    $   24,987      $   12,875

Earnings per share of common stock:
  Earnings before extraordinary charge          $     0.53      $     0.44
  Extraordinary charge                                  --           (0.15)

Net earnings                                    $     0.53      $     0.29

Dividends declared per common share             $    0.225       $    0.225

Average common shares outstanding                   47,308          44,012





See accompanying notes to financial statements.

            GENERAL SIGNAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
                        Condensed Statement of Earnings
                      (In thousands, except per share data)
                                   (Unaudited)
                                                Six Months Ended June 30,
                                                    1994           1993


Net sales                                     $  815,270    $  763,689

Cost of sales                                    577,403       555,556

Selling, general and administrative expenses     157,198       154,089

Dispositions of businesses and restructuring         - -       (12,100)

                                                 734,601       697,545

Operating earnings                                80,669        66,144

Interest expense, net                             (5,551)      (10,549)

Earnings before income taxes                      75,118        55,595

Income taxes                                      25,540        18,183

Earnings before extraordinary charge and
   cumulative effect of accounting change         49,578        37,412

Extraordinary charge                                 - -        (6,576)

Cumulative effect of accounting change               - -       (25,300)

Net earnings                                  $   49,578     $    5,536

Earnings per share of common stock:
  Earnings before extraordinary charge
     and cumulative effect of accounting
     change                                   $     1.05     $     0.87
  Extraordinary charge                               - -          (0.15)
  Cumulative effect of accounting change             - -          (0.59)

Net earnings                                  $     1.05     $     0.13

Dividends declared per common share           $     0.45     $     0.45

Average common shares outstanding                 47,359         43,215



See accompanying notes to financial statements.

         GENERAL SIGNAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
                          Condensed Balance Sheet
                              (In thousands)
                                (Unaudited)
                                         June 30,    December 31,
Assets                                     1994          1993

Current assets:

    Cash and cash equivalents           $    8,389   $    1,253

    Accounts receivable                    280,023      255,534

    Inventories                            229,516      196,286

    Prepaid expenses and other
         current assets                     51,780       55,482

    Deferred income taxes                   59,263       60,315

    Assets held for sale at estimated
         realizable value                      - -       25,675

                                           628,971      594,545

Property, plant, and equipment             293,185      263,353

Intangibles                                188,756      184,240

Other assets                               148,147      134,314

Deferred income taxes                       47,755       48,389

                                        $1,306,814   $1,224,841



See accompanying notes to financial statements.

         GENERAL SIGNAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
                          Condensed Balance Sheet
                              (In thousands)
                                (Unaudited)
                                        June 30     December 31
Liabilities and Shareholders' Equity       1994        1993

Current liabilities:

  Short-term borrowings and
    current maturities of long-term
    debt                                $    9,247    $    9,334

  Accounts payable                         149,230       131,300

  Accrued expenses                         146,051       177,829

  Income taxes                              23,860         7,385

                                           328,388       325,848

Long-term debt, less current
  maturities                               250,740       191,382

Accrued postretirement and
   postemployment obligations              163,404       173,693

Other liabilities                            8,461         8,732

  Total long-term liabilities              422,605       373,807

Shareholders' equity:

  Common stock, authorized 150,000
    shares; issued 63,532 shares
    at June 30, 1994 and 63,360
    shares at December 31, 1993             77,254        77,082

  Additional paid-in capital               276,975       271,958

  Retained earnings                        611,367       583,099

  Cumulative translation adjustments        (3,436)       (8,483)

  Common stock in treasury, at cost;
    16,287 shares at June 30, 1994
    and 16,017 shares at
    December 31, 1993                     (406,339)     (398,470)

    Total shareholders' equity             555,821       525,186

                                        $1,306,814    $1,224,841
See accompanying notes to financial statements

         GENERAL SIGNAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
                    Condensed Statement of Cash Flows
                              (In thousands)
                                (Unaudited)
                                        Increase (Decrease) in Cash
                                           and Cash Equivalents

                                        Six Months Ended June 30,
                                              1994        1993
CASH FLOWS FROM OPERATING ACTIVITIES:
 Earnings before extraordinary charge
  and cumulative effect of accounting
  change                                  $  49,578   $  37,412
 Adjustments to reconcile net earnings
   to net cash from operating
   activities:
     Depreciation and amortization           27,183      24,770
     Pension credits                         (6,500)     (6,235)
     Other, net                              (2,713)     13,708
 Changes in working capital                 (53,560)    (51,571)

     Net cash from operating activities      13,988      18,084

CASH FLOWS FROM INVESTING ACTIVITIES:
 Dispositions                                19,110      95,917
 Capital expenditures                       (36,329)    (24,838)
 Acquisitions                               (20,463)     (7,735)
 Other, net                                  (3,207)      2,701
     Net cash from investing activities     (40,889)     66,045

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net change in short and long-term
    borrowings                               59,105    (173,285)
 Dividends paid                             (21,330)    (18,989)
 Issuance of common stock                     2,722     134,465
 Repurchase of common stock                  (6,675)       - -
 Extraordinary charge                           - -      (6,576)
     Net cash from financing activities      33,822     (64,385)
 Effect of exchange rate changes
   on cash                                      215        (337)
 Net change in cash and cash
   equivalents                                7,136      19,407
 Cash and cash equivalents at
   beginning of period                        1,253      16,455
 Cash and cash equivalents at end
   of period                              $   8,389   $  35,862
See accompanying notes to financial statements.

         GENERAL SIGNAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
                 Notes to Condensed Financial Statements
                                (Unaudited)

1. The accompanying unaudited financial statements reflect all adjustments (consisting solely of normal, recurring items) necessary for the fair presentation of results for these interim periods. These results are based upon generally accepted accounting principles consistently applied with those used in the preparation of the company's 1993 Annual Report on Form 10-K.

2.   Inventories                        June 30,    December 31,
                                          1994          1993
                                            (In thousands)

   Finished goods                    $   66,065    $   56,066
   Work-in-process                       68,402        63,343
   Raw material and purchased parts     121,436       103,985
     Total FIFO cost                    255,903       223,394
   Excess of FIFO cost over LIFO
     inventory value                    (26,387)      (27,108)

   Net carrying value                $  229,516    $  196,286


3. Business Segment Information        Three Months Ended June 30,
                                          1994        1993
                                              (In thousands)
   Net sales:
   Process Controls                  $  189,300    $  182,500
   Electrical Controls                  152,300       135,600
   Industrial Technology                 85,200        68,400
                                     $  426,800    $  386,500
   Operating earnings:
   Process Controls                  $   19,500    $    6,100
   Electrical Controls                   10,900         4,900
   Industrial Technology                 13,900        11,500
   Dispositions and restructurings          - -         12,100(1)

   Total operating earnings before
      unallocated expenses, equity
      income and interest                44,300        34,600

   Equity income                           (100)          300
   Interest expense                      (2,800)       (4,600)
   Unallocated expenses                  (4,200)       (1,500)

   Earnings before income taxes      $   37,200    $   28,800

3.   Business Segment Information   Six Months Ended June 30,
     (cont.)                             1994          1993
                                          (In thousands)
     Net sales:
     Process Controls               $  372,700     $  359,500
     Electrical Controls               286,800        273,600
     Industrial Technology             155,800        130,600
                                    $  815,300     $  763,700
     Operating earnings:
     Process Controls               $   42,300     $   23,600
     Electrical Controls                20,500         14,200
     Industrial Technology              24,300         20,900
     Dispositions and restructurings        - -        12,100(1)

     Total operating earnings before
        unallocated expenses, equity
        income and interest             87,100         70,800

     Equity income                         600            500
     Interest expense,net               (5,500)       (10,500)
     Unallocated expenses               (7,100)        (5,200)
     Earnings before income taxes   $   75,100     $   55,600

  (1)Includes $42.6 million of excess SEO reserves, less $30.5 million of restructuring charges.


4.   Property, Plant and Equipment     June 30,  December 31,
                                        1994         1993
                                        (in thousands)

  Property, plant and equipment,
  at cost                           $  687,399     $  635,320

  Accumulated depreciation and
  amortization                        (394,214)      (371,967)

  Property, plant and equipment,
  net                               $  293,185     $  263,353

5. Supplemental Information-Statement of Cash Flows

                                       Six Months Ended June 30,
                                          1994        1993
                                          (in thousands)
 Cash paid for:
  Interest                          $    6,232     $   11,450
  Income taxes                      $    1,123     $    2,616

6. Acquisitions

During the first half of 1994, the company completed three purchase acquisitions.

 Company Acquired                  Description of Business
 Benjamin Signals                  Audible and visual signal
                                      products
 Assets of Berger Industries, Inc. Steel fittings products
 Neer Manufacturing Co., Inc.      Zinc die-cast fittings

No long-term liabilities were assumed in conjunction with these acquisitions.

7. Repurchase of Shares

In March 1994, the company's Board of Directors approved a program to repurchase up to 3.4 percent or 1.6 million shares of the common stock outstanding at that time. These shares will be purchased systematically from time to time over the next two years in open market transactions and will be used to offset dilution from the expected increased exercise of employee stock options arising from the company's new executive stock ownership program. As of June
30, 1994, 207,100 shares have been repurchased under this program.
  ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS


Results of Operations-Second Quarter 1994 Compared With Second Quarter 1993

                           Second Quarter
                          1994        1993       Change

 Net sales                $426.7      $386.5      10.4%

Domestic sales increased in 1994 by approximately 13.3 percent, helped by higher orders and the company's bolt-on acquisitions in 1994 (3.1 percent). International sales were approximately 20.9 percent of the company's net sales compared to 22.9 percent in 1993.

Sales in the Process Controls sector increased 3.7 percent from year ago levels primarily from higher activity in mixing, laboratory, instrumentation and pump equipment. Sector sales also increased from the acquisition of Layne & Bowler in late 1993.

The Electrical Controls sector sales were up 12.3 percent from 1993 levels. Sales of broadcast equipment and conduit fittings improved significantly during the quarter. Shipments of power conditioning equipment also improved, particularly overseas.

Sales in the Industrial Technology sector were up 24.6 percent from 1993. Shipments of OEM automotive components improved from an accelerated automotive recall campaign and sales of fare collection and vending equipment were higher. The sector's sales also were affected by the inclusion of certain low-margin units formerly treated as divested.

                          Second Quarter
                          1994        1993       Change

 Gross profit             $122.3      $110.1 (1)  11.1%

 Percentage of net
 sales                      28.7%     28.5%

    (1) Adjusted to exclude non-recurring charges of $12.0 million.

Gross profit as a percentage of net sales improved slightly on higher sales. Included in 1993 gross margins were LIFO reserve liquidations of $0.7 million. There were no LIFO liquidations in the comparable 1994 quarter.

                          Second Quarter
                          1994        1993       Change

 Selling, general and
 administrative expenses  $82.3       $76.7       7.3%
 Percentage of net sales   19.3%       19.8%


The ratio of selling, general and administrative expenses to sales improved as a result of the restructuring of certain operations and continued focus on cost management. Pension credits of $3.5 million and $3.4 million for 1994 and 1993, respectively, were included in selling, general and administrative expenses. Retiree medical expense was reduced to $0.5 million in 1994 from $1.7 million in 1993 due to lower estimated cost trend rates and 1993 plan changes. The company recorded insurance expense of $0.6 million in 1994 and $3.5 million in 1993, with the reduction principally reflecting the improved experience with workers' compensation and general liability insurance.

                          Second Quarter
                          1994        1993       Change

 Operating earnings       $40.0       $33.5      19.4%
 Percentage of net sales    9.4%        8.7%


Operating earnings for the Process Controls sector increased 38.3 percent to $19.5 million in 1994. 1993 results included a $2.3 million charge to conform Revco's accounting practices to the company's accounting policies and practices.

Electrical Controls sector operating earnings were up 22.5 percent to $10.9 million in 1994. This improvement resulted from the substantial increase in profitability for the power conditioning equipment business, and the continued strong results in broadcast equipment and conduit fittings businesses.

The Industrial Technology sector operating earnings increased 20.9 percent to $13.9 million in 1994. This improvement is attributable primarily to strong showings in the automotive equipment and telecommunications businesses.

                           Second Quarter
                          1994        1993       Change

 Net interest expense      $2.8       $4.7       (40.4%)
 Percentage of net sales    0.7%        1.2%


Net interest expense decreased as a result of the reduction of higher-rate debt during the latter part of the second quarter of 1993 and generally lower debt levels in 1994.

Earnings before extraordinary charge were $25.0 million for the second quarter of 1994 compared to $19.5 million for the second quarter of 1993. Average shares outstanding in 1994 were 7.5 percent higher than in 1993. The company's effective tax rate was
32.8 percent in 1994 compared with 32.5 percent in 1993. The 1994 tax rate included benefits of 1.7 percent arising from adjustments to prior year tax liabilities and 2.4 percent from the recognition of certain foreign and state net operating loss carryforwards.

Results of Operations - First Half 1994 Compared to First Half 1993


                            Six Months
                          1994        1993       Change

 Net sales                $815.3      $763.7     6.8%

Domestic sales rose 8.0 percent in 1994, with the improvement attributable to higher orders and the company's bolt-on acquisitions (2.4 percent). International sales in 1994 totalled
21.9 percent of the company's net sales, compared to 22.8 percent in 1993. Foreign sales improved 2.1 percent in 1994 and export sales increased 3.5 percent, reflecting a moderately improving international business.

Sales in the Process Controls sector increased 3.7 percent from year ago levels from increased shipments of pumps, industrial mixing equipment and laboratory equipment. In addition, the Process Controls sector benefitted from the acquisition of Layne & Bowler in late 1993.

The Electrical Controls sector sales increased 4.8 percent. This increase was from stronger demand for conduit fittings and power conditioning equipment, partially offset by weaker demand for fire safety controls products. In addition, the Electrical Controls sector's sales reflected the acquisition of Neer Manufacturing and Benjamin Signals.

The Industrial Technology sector, showing a 19.3 percent improvement in sales, experienced strong demand for telecommunications equipment, OEM automotive components, and bus and rail fare equipment. The sector's sales also were helped by the inclusion of certain low-margin units that were formerly treated as divested.

                             Six Months
                          1994        1993       Change

 Gross profit             $233.9 (1)  $220.1 (1) 6.2%
 Percentage of
 net sales                 28.7%       28.8%

     (1) Adjusted to exclude non-recurring charges ($12.0 million in 1993) and credits ($4.0 million in 1994).

Gross profit as a percentage of net sales remained flat. Included in gross margins in 1994 and 1993 were $0.7 million and $1.8 million, respectively, of LIFO reserve liquidations resulting from the company's aggressive inventory management policies that lowered costs and inventory levels at certain units of the company.

                             Six Months
                          1994        1993       Change
 Selling, general and
 administrative expenses  $157.2      $154.1     2.0%
 Percentage of net sales    19.3%       20.2%

The ratio of selling, general and administrative expenses to sales improved over year ago levels benefitting from the restructuring activities undertaken since mid-1993 at certain units of the company, and the company's continued cost management efforts. Pension credits of $6.5 million and $6.2 million for the six months ended June 30, 1994 and 1993, respectively, were included in selling, general and administrative expenses. Retiree medical expense was reduced to $1.8 million in 1994 from $4.0 million in 1993 because of lower estimated cost trend rates and 1993 plan changes. The company recorded insurance expense of $1.7 million in 1994 and $6.2 million in 1993, with the reduction principally reflecting improved experience with workers' compensation and general liability insurance.

                            Six Months
                          1994        1993       Change

 Operating earnings        $80.7       $66.1     22.1%
 Percentage of net sales    9.9%        8.7%

Operating earnings in the Process Controls sector improved 21.2 percent to $38.3 million (excluding a $4.0 million other postretirement benefits curtailment gain) in 1994 from $31.6 million (excluding non-recurring charges of $8.0 million) in 1993. 1993 results included a $2.3 million charge to conform Revco's accounting practices to the company's accounting policies and practices.

Electrical Controls sector operating earnings were up 12.6 percent to $20.5 million from 1993 earnings of $18.2 million, excluding a 1993 second quarter charge of $4.0 million. The improved operating results came from five percent higher sales and the benefits of the company's restructuring activities undertaken during 1993 and 1994.

The Industrial Technology sector operating earnings were 16.3 percent higher than 1993 results, primarily from the continued strong results from the company's telecommunications and automotive equipment businesses.

                             Six Months
                          1994        1993       Change

 Net interest expense     $5.6        $10.5      (46.7%)
 Percentage of net sales   0.7%        1.4%


Net interest expense decreased as a result of the extinguishment of higher-rate debt during the second quarter of 1993 and generally lower debt levels in 1994.

Earnings before extraordinary charge and cumulative effect of accounting change were $49.6 million in 1994 compared to $37.4 million in 1993. The company recognized a $25.3 million charge in 1993 to adopt FAS 112, "Employers' Accounting for Postemployment Benefits," and a $6.6 million extraordinary charge for early extinguishment of debt, resulting in net earnings of $5.5 million. The company's effective tax rate was 34.0 percent in 1994 compared with 32.7 percent in 1993. The 1994 tax rate included benefits of
1.7 percent arising from adjustments to prior year tax liabilities and 1.2 percent from recognizing certain foreign and state net operating loss carryforwards.

Financial Condition - June 30, 1994 Compared to December 31, 1993

Operations generated cash of $14.0 million in 1994, compared to $18.1 million in 1993. Excluding proceeds from dispositions of $19.1 million in 1994, working capital grew approximately $50 million. Accounting for most of the growth (exclusive of acquisitions), accounts receivable increased $16.8 million reflecting record 1994 sales levels and inventory increased $24.2 million in anticipation of strong product shipments. Operations in 1993 included non-cash company matches (in treasury shares) of employee savings plan contributions.

Included in 1994 operating cash flows were expenditures of $7.2 million for restructuring activities, $5.5 million in severance pay, and $2.6 million for the consolidation of the company's Lindberg unit with Revco. These expenditures were charged against accruals. Management anticipates that these expenditures will result in lower future costs from higher productivity. 1993 operating cash flows included reductions in assets held for sale and expenditures related to the divestiture of the semiconductor equipment operations ($32.5 million).

Earnings for 1994 included several non-cash items, including depreciation, pension credits and a curtailment gain on other postretirement benefits that resulted from the reduction of employment levels at a Process Controls unit. In addition, normal, recurring adjustments to various provisions and valuation accounts (related principally to receivables, inventories and warranties) as a result of changes in estimates resulted in charges to operations of $7.3 million in 1994 and $14.0 million in 1993, without cash impact.

Proceeds from the dispositions of semiconductor equipment operations were $19.1 million and related semiconductor assets divested and charges incurred were $23.8 million in 1994, with no impact on income during the period. The company used $20.5 million for acquisitions and $36.3 million for capital expenditures. Dividends paid totalled $21.3 million, and additional amounts borrowed during the six months equalled $59.1 million. $6.7 million was expended to repurchase common stock under a repurchase program authorized by the Board in March.

Long-term debt-to-capitalization (net of cash) was 30.4 percent at June 30, 1994 compared to 26.6 percent at December 31, 1993, reflecting the increased borrowings.

At December 31, 1993, the company had a $43.2 million valuation allowance established against its gross deferred tax assets of approximately $224 million. There were no significant changes to the deferred tax assets nor the valuation allowance since year-end. The valuation allowance was based on management's assessment that it was more likely than not that the net deferred tax assets will be realized through future taxable earnings or alternative tax strategies. In the event that the tax benefits relating to the valuation allowance are subsequently realized, $6.6 million of such benefits would reduce goodwill, while $36.6 million of such benefits would reduce income tax expense.

The company is well-positioned to finance future working capital requirements and capital expenditures through current earnings and significant available credit facilities.

                               Other Matters

As a producer of capital goods and equipment, the results of the company's businesses can vary with the relative strength of the economy. Demand for products in the Process Controls sector follows the demand for durable goods orders, and strength in heavy industrial and utility markets are key to their success. The Electrical Controls sector depends upon several markets, principally the construction, automotive, and computer equipment industries. The Industrial Technology sector depends on several markets, primarily in automotive, mass transportation, and telecommunications equipment. Mass transportation depends upon continued Federal and local government spending, and telecommunications is dependent upon continued research and development and the continued success of new products. While no one marketplace or industry has a major impact on the company's operations or results, the inherent pace of technological changes presents certain risks that the company monitors carefully.
Success within all of the company's businesses is dependent upon the timely introduction and acceptance of new products.
                        PART II:  OTHER INFORMATION



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


Item 6. Exhibits and Reports on Form 8-K.

   (a)  Exhibits.

        3.1    Restated Certificate of Incorporation of General
               Signal Corporation, as amended through April 21,
               1994, as filed on Form 10-Q/A on June 10, 1994.

        3.2 By-laws of General Signal Corporation, as amended through April 21, 1994, as filed on Form 10-Q/A on June 10, 1994.

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

DATE:  August 10, 1994

                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.









                                GENERAL SIGNAL CORPORATION




                                     Terry J. Mortimer
                               Vice President and Controller
                                 Chief Accounting Officer


DATE:  August 10, 1994