Form 10-Q
period 1994-09-30
GENERAL SIGNAL CORP
filed 1994-11-14
CIK 40834

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q


                                (Mark One)
           (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 1994   Commission file number 1-996


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


Common Stock, par value $1.00      47,139,351 shares Outstanding at
                                         October 28, 1994

                    PART I: FINANCIAL INFORMATION
                     ITEM I: FINANCIAL STATEMENTS

               GENERAL SIGNAL CORPORATION AND CONSOLIDATED
                              SUBSIDIARIES
                        Condensed Statement of Earnings
                     (In thousands, except per share data)
                                 (Unaudited)
                                                Three Months
                                           Ended September 30,

                                              1994      1993



Net sales                                 $  436,257      $  372,548
Cost of sales                                309,771         259,940
Selling, general & administrative expenses    81,077          75,164
                                             -------        --------
                                             390,848         335,104

Operating earnings                            45,409          37,444
Interest expense, net                         (3,285)         (3,137)
                                             -------        --------
Earnings before income taxe                   42,124          34,307

Income taxes                                  14,322           9,981

Net earnings                               $  27,802      $   24,326

Earnings per share of common stock         $    0.59      $     0.52

Dividends declared per common share        $   0.225      $    0.225

Average common shares outstanding             47,299          47,104





See accompanying notes to financial statements.

               GENERAL SIGNAL CORPORATION AND CONSOLIDATED
                             SUBSIDIARIES
                        Condensed Statement of Earnings
                      (In thousands, except per share data)
                                  (Unaudited)
                                                Nine Months Ended
                                                   September 30,
                                                   1994     1993


Net sales                                     $1,251,527    $1,136,237
Cost of sales                                    887,174       815,496
Selling, general and administrative expenses     238,275       229,253
Dispositions of businesses and restructuring         - -       (12,100)
                                               --------      ---------
                                               1,125,449     1,032,649

Operating earnings                               126,078       103,588
Interest expense, net                             (8,836)      (13,686)
                                                --------      --------
Earnings before income taxes                     117,242        89,902
Income taxes                                      39,862        28,164
                                                --------      --------
Earnings before extraordinary charge and
   cumulative effect of accounting change         77,380        61,738

Extraordinary charge                                 - -        (6,576)

Cumulative effect of accounting change               - -       (25,300)

Net earnings                                   $  77,380    $   29,862

Earnings per share of common stock:
  Earnings before extraordinary charge
     and cumulative effect of accounting
     change                                       $ 1.63     $     1.39
  Extraordinary charge                               - -          (0.15)
  Cumulative effect of accounting change             - -          (0.57)

Net earnings                                      $ 1.63     $     0.67

Dividends declared per common share               $0.675     $    0.675

Average common shares outstanding                 47,339         44,365





See accompanying notes to financial statements.

        GENERAL SIGNAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
                          Condensed Balance Sheet
                              (In thousands)
                                (Unaudited)
                                        September 30,  December 31,
Assets                                       1994         1993

Current assets:

    Cash and cash equivalents           $    6,110   $    1,253

    Accounts receivable                    286,681      255,534

    Inventories                            240,410      196,286

    Deferred income taxes                   58,973       60,315

    Prepaid expenses and other
         current assets                     58,972       55,482


    Assets held for sale at estimated
         realizable value                      - -       25,675

                                           651,146      594,545

Property, plant, and equipment             303,877      263,353

Intangibles                                190,903      184,240

Other assets                               152,070      134,314

Deferred income taxes                       47,178       48,389

                                        $1,345,174   $1,224,841



See accompanying notes to financial statements.

         GENERAL SIGNAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
                          Condensed Balance Sheet
                              (In thousands)
                                (Unaudited)
                                        September 30, December 31,
Liabilities and Shareholders' Equity       1994        1993

Current liabilities:

  Short-term borrowings and
    current maturities of long-term
    debt                                $   11,720    $    9,334

  Accounts payable                         159,729       131,300

  Accrued expenses                         152,206       177,829

  Income taxes                              33,837         7,385

                                           357,492       325,848

Long-term debt, less current
  maturities                               245,125       191,382

Accrued postretirement and
   postemployment obligations              159,207       173,693

Other liabilities                            8,835         8,732

  Total long-term liabilities              413,167       373,807

Shareholders' equity:

  Common stock, authorized 150,000
    shares; issued 63,625 shares
    at September 30, 1994 and 63,360
    shares at December 31, 1993             77,347        77,082

  Additional paid-in capital               279,676       271,958

  Retained earnings                        628,523       583,099

  Cumulative translation adjustments        (2,072)       (8,483)

  Common stock in treasury, at cost;
    16,312 shares at September 30, 1994
    and 16,017 shares at
    December 31, 1993                     (408,959)     (398,470)

    Total shareholders' equity             574,515       525,186

                                        $1,345,174    $1,224,841

See accompanying notes to financial statements.

         GENERAL SIGNAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
                    Condensed Statement of Cash Flows
                              (In thousands)
                                (Unaudited)
                                        Increase (Decrease) in Cash
                                           and Cash Equivalents

                                    Nine Months Ended September 30,
                                              1994        1993
CASH FLOWS FROM OPERATING ACTIVITIES:
 Earnings before extraordinary charge
  and cumulative effect of accounting
  change                                  $  77,380   $  61,738
 Adjustments to reconcile net earnings
   to net cash from operating
   activities:
     Depreciation and amortization           40,134      34,582
     Pension credits                         (9,390)     (9,857)
     Extraordinary charge                       - -      (6,576)
     Other, net                              (4,393)      3,892
 Changes in working capital                 (70,332)    (45,852)

     Net cash from operating activities      33,399      37,927

CASH FLOWS FROM INVESTING ACTIVITIES:
 Dispositions                                26,159      97,562
 Capital expenditures                       (54,868)    (39,251)
 Acquisitions, net of cash acquired         (17,181)     (7,735)
 Other, net                                  (1,810)     (5,201)
     Net cash from investing activities     (47,700)     45,375

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net change in short and long-term
    borrowings                               55,840    (183,801)
 Dividends paid                             (31,969)    (27,875)
 Issuance of common stock                     3,348     136,974
 Repurchase of common stock                  (8,436)        - -
     Net cash from financing activities      18,783     (74,702)
 Effect of exchange rate changes
   on cash                                      375        (427)
 Net change in cash and cash
   equivalents                                4,857       8,173
 Cash and cash equivalents at
   beginning of period                        1,253      16,455
 Cash and cash equivalents at end
   of period                              $   6,110   $  24,628

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

2.   Inventories                      September 30, December 31,
                                          1994          1993
                                            (In thousands)

   Finished goods                    $   72,961    $   56,066
   Work-in-process                       69,244        63,343
   Raw material and purchased parts     124,592       103,985
     Total FIFO cost                    266,797       223,394
   Excess of FIFO cost over LIFO
     inventory value                    (26,387)      (27,108)

   Net carrying value                $  240,410    $  196,286


3. Business Segment Information   Three Months Ended September 30,
                                          1994          1993
                                              (In thousands)
   Net sales:
   Process Controls                  $  190,600    $  180,400

   Electrical Controls                  163,900       129,500
   Industrial Technology                 81,800        62,700
                                     $  436,300    $  372,600
   Operating earnings:
   Process Controls                  $   20,600    $   19,600
   Electrical Controls                   14,400        10,000
   Industrial Technology                 14,600        11,500


   Total operating earnings before
      unallocated expenses, equity
      income and interest                49,600        41,100

   Equity income                            100          (400)
   Interest expense                      (3,300)       (3,100)
   Unallocated expenses                  (4,300)       (3,300)

   Earnings before income taxes      $   42,100    $   34,300

3.   Business Segment Information   Nine Months Ended September 30,
     (cont.)                             1994          1993
                                          (In thousands)
     Net sales:
     Process Controls               $  563,300     $  539,800

     Electrical Controls               450,700        403,100
     Industrial Technology             237,600        193,300
                                    $1,251,600     $1,136,200
     Operating earnings:
     Process Controls               $   62,900     $   19,200
     Electrical Controls                34,900         17,700
     Industrial Technology              38,900         32,400
     Dispositions and restructurings        - -        42,600(1)

     Total operating earnings before
        unallocated expenses, equity
        income and interest            136,700        111,900

     Equity income                         700           (100)
     Interest expense,net               (8,800)       (13,600)
     Unallocated expenses              (11,400)        (8,300)
     Earnings before income taxes   $  117,200     $   89,900

     (1)Excess SEO reserves.


4.   Property, Plant & Equipment   September30,  December 31,
                                         1994          1993
                                          (In thousands)

  Property, plant and equipment,
     at cost                        $  709,371     $  635,320

  Accumulated depreciation and
     amortization                     (405,494)       (371,967)

  Property, plant and equipment,
     net                            $  303,877     $  263,353

5. Supplemental Information-Statement of Cash Flows

                               Nine Months Ended September 30,
                                          1994          1993
                                          (In thousands)
 Cash paid for:
  Interest                            $  7,659      $  13,543
  Income taxes                        $  3,339      $   4,324

6. Pending Merger with Reliance Electric Company

On August 30, 1994 General Signal Corporation and Reliance Electric Company announced an agreement to merge. The merger contemplates the issuance of approximately 37 million shares of General Signal common stock, valued at $1.3 billion, at the exchange rate of 0.739 shares of General Signal for each Reliance share on a fully converted basis. The merger is pending approval of shareholders; as such, the financial statements and related notes, and management's discussion and analysis sections of this Form 10-Q do not reflect the merger, which will be accounted for as a pooling of interests.

In late October, Rockwell International announced a $1.5 billion tender offer for Reliance Electric. A decision as to acceptance or rejection of this bid has not been made by Reliance's board of directors, and the board has continued to endorse its agreement with General Signal. Under the terms of the General Signal/Reliance merger agreement, under certain circumstances if the transaction between General Signal and Reliance did not occur, Reliance would be obliged to pay General Signal $50.0 million plus up to $2.5 million in documented transaction costs.

7. Acquisitions

During the first nine months of 1994, the company completed three purchase acquisitions.

 Company Acquired                  Description of Business
 Benjamin Signals                  Audible and visual signal
                                      products
 Assets of Berger Industries, Inc. Steel fittings products
 Neer Manufacturing Co., Inc.      Zinc die-cast fittings

No long-term liabilities were assumed in conjunction with these acquisitions.

The company's intended purchase of Fairbanks-Morse Pump
Corporation, a maker of water treatment, irrigation, residential and general industrial-use pumps, is pending U. S. Department of Justice approval.


8. Repurchase of Shares

In March 1994, the company's Board of Directors approved a program to repurchase up to 3.4 percent or 1.6 million shares of the common stock outstanding at that time. These shares will be purchased systematically from time to time over the next two years in open market transactions and will be used to offset dilution from the expected increased exercise of employee stock options arising from the company's new executive stock ownership program. As of September 30, 1994, 256,900 shares have been repurchased under this program.

               ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations -
        Third Quarter 1994 Compared With Third Quarter 1993


                                    Third Quarter
                                   1994        1993     Change

 Net Sales                         $436.3    $372.5        17.1%


          Domestic sales increased in 1994 by approximately 19.3 percent, aided by higher orders and the company's bolt-on acquisitions in 1994 (3.2 percent). International sales were 21.3 percent of the company's net sales in 1994 compared to 22.8 percent in 1993.

          Sales in the Process Controls sector increased 5.7 percent from year ago levels primarily from higher activity in mixing and laboratory equipment. The acquisition of Layne & Bowler accounted for $5.0 million of the increased sales.

          The Electrical Controls sector sales were up 26.6 percent from 1993 levels. Sales of almost all electrical product lines showed improvements over last year, with particularly strong growth coming from electrical motors and conduit fittings. Improvement also was seen for power conditioning equipment in Italy and Australia. Acquisitions accounted for $7.1 million of the increased sales.

          Sales in the Industrial Technology sector increased by 30.5 percent from 1993. Shipments of OEM automotive components improved due to an accelerated automotive recall campaign and sales of fare collection and vending equipment were significantly higher. The sector's sales also were increased by the inclusion of $6.1 million of sales from low-margin units formerly treated as divested.

                                      Third Quarter
                                     1994         1993     Change

 Gross Profit                      $126.5         $112.6   12.3%

 Percentage of Net
  Sales                             29.0%         30.2%

          Gross profit as a percentage of net sales improved on higher sales. Included in 1993 gross margins were LIFO reserve liquidations of $3.4 million, with no LIFO liquidations in the comparable 1994 quarter. The improvement in gross profit can be attributed to improved cost structure at certain operating units and cost savings resulting from the company's recent restructuring activities. In addition, 1994 third quarter gross profit included the benefit of a $1.6 million curtailment gain on postretirement benefits other than pensions.

                      Third Quarter 1994     1993         Change

 Selling, General &
    Administrative Expenses        $81.1     $75.2          7.8%

 Percentage of Net Sales            18.6%     20.2%


          The ratio of selling, general and administrative expenses to sales improved as a result of the restructuring of certain operations and continued focus on cost management. Pension credits of $2.9 million and $3.6 million for 1994 and 1993, respectively, were included in selling, general and administrative expenses. Retiree medical expense was $0.6 million in 1994, compared to $1.6 million in 1993 due to lower estimated cost trend rates and 1993 plan changes. The company also recognized a $1.3 million gain on the sale of investments in 1994.

                                    Third Quarter
                                   1994         1993    Change

 Operating Earnings                $45.4     $37.4
                                                         21.4%

 Percentage of Net Sales           10.4%      10.1%


          Operating earnings for the Process Controls sector increased 5.1 percent to $20.6 million in 1994 reflecting a 5.7 percent increase in sales.


          Electrical Controls sector operating earnings were up 44.0 percent to $14.4 million in 1994. This improvement resulted from the substantial increase in profitability for the power conditioning equipment business, and the strong results in electrical motors and conduit fittings businesses.

          The Industrial Technology sector operating earnings increased 27.0 percent to $14.6 million in 1994. This improvement is attributable primarily to strong 1994 results in the automotive and transit equipment businesses. In addition, sector results included $1.5 million of royalty income.


          Net interest expense increased 6.5% in 1994 due to higher interest rates and increased debt associated with 1994 acquisitions and the company's stock buy- back program.

          Net earnings were $27.8 million for the third quarter of 1994 compared to $24.3 million for the third quarter of 1993. The company's effective tax rate was 34.0 percent in 1994 compared with 29.1 percent in 1993. The 1994 tax rate included benefits of 1.6 percent arising from adjustments to prior year tax liabilities and 1.8 percent from the recognition of certain foreign and state net operating loss carryforwards.
 Results of
Operations - First Nine Months 1994 Compared to First Nine Months 1993


                                      Nine Months
                                   1994         1993
Change

 Net Sales                        $1,251.5     $1,136.2    10.1%

          Domestic sales increased 11.6 percent in 1994 from increased orders (15.3 percent) and the company's bolt-on acquisitions (2.7 percent). International sales in 1994 totalled 21.7 percent of the company's net sales, compared to 22.7 percent in 1993. Overall, international sales increased 5.1 percent in 1994, mostly from increased export sales (9.1 percent), reflecting improved international markets and the weak dollar.

          Sales in the Process Controls sector increased 4.4 percent over last year from higher shipments of pumps that resulted primarily from the acquisition of Layne & Bowler, accounting for $17.2 million of the increase.


          The Electrical Controls sector sales increased 11.8 percent. This increase is due to stronger demand for broadcast equipment, conduit fittings and electrical motors. Acquisitions accounted for $13.3 million of the increased sales.

          The Industrial Technology sector, with a 22.9 percent improvement in sales, experienced strong demand for OEM automotive components and bus and rail fare equipment. The sector's 1994 sales included $15.5 million of certain low- margin units that were formerly treated as divested.

                                      Nine Months
                                    1994        1993     Change

 Gross Profit                      $358.3(1)    $332.7(1)   7.7%

 Percentage of Net Sales             28.6%       29.3%

          (1) Adjusted to exclude non-recurring asset valuation charges ($12.0 million in 1993), and credits for curtailment of postretirement benefits at a Process Controls unit ($6.1 million in 1994).

          Gross profit as a percentage of net sales increased in 1994. Included in gross margins in 1994 and 1993 were $0.7 million and $5.2 million, respectively, of LIFO reserve liquidations resulting from the company's aggressive inventory management policies that lowered costs and inventory levels at certain units of the company.

                                        Nine Months
                                      1994         1993
                                                            Change

Selling, General &
 Administrative Expenses             $238.3       $229.3
                                                               3.9%

Percentage of Net Sales                19.0%        20.2%

          The ratio of selling, general and administrative expenses to sales improved over year ago levels benefitting from the restructuring activities undertaken since mid-1993 at certain units of the company, and the company's continued cost management efforts. Included in selling, general and administrative expenses were pension credits of $9.4 million and $9.9 million for the nine months ended September 30, 1994 and 1993, respectively. Retiree medical expense was $2.5 million in 1994 compared to $5.6 million in 1993 due to lower estimated cost trend rates and 1993 plan changes.

                                     Nine Months
                                   1994        1993
                                                        Change

 Operating Earnings                $126.1      $103.6
                                                         21.7%

 Percentage of Net Sales             10.1%        9.1%

          Operating earnings increased in 1994 from higher sales volume, a stronger mix of higher margin products, and the positive effects of the restructuring activities undertaken in mid-1993.

          Operating earnings in the Process Controls sector improved 22.9 percent to $62.9 million in 1994 from $51.2 million in 1993, when 1993 non-recurring charges are excluded. Included in 1994 was a $6.1 million other postretirement benefits curtailment gain. 1993 results excluded non- recurring charges of $32.0 million and a $2.3 million charge to conform Revco's accounting practices to the company's accounting policies and practices.
After adjusting for the effect of these unusual items, the remaining improvement in sector performance came from higher sales volume and the impact of restructuring activities.

          Operating earnings in the Electrical Controls sector increased 23.8 percent to $34.9 million from 1993 earnings of $28.2 million, excluding a 1993 second quarter non-recurring charge of $4.0 million. The improved operating earnings resulted from an 11.8 percent increase in sector sales and the benefits of the company's restructuring activities.

          The Industrial Technology sector operating earnings increased 20.1 percent over 1993 earnings, primarily from higher sales volume in the OEM automotive equipment markets and from an improved mix of higher margin telecommunications products. In addition, sector results were positively impacted by $1.5 million of royalties recognized during the third quarter of 1994.

          In 1994, net interest expense decreased approximately 35 percent as a result of the extinguishment of higher-rate debt during the second quarter of 1993 and generally lower debt levels in 1994.

          Earnings before extraordinary charge and cumulative effect of accounting change were $77.4 million in 1994 compared to $61.7 million in 1993. The company recognized a $25.3 million charge in 1993 to adopt FAS 112, "Employers' Accounting for Postemployment Benefits," and a $6.6 million extraordinary charge for early extinguishment of debt, resulting in net earnings of $29.9 million. The company's effective tax rate was 34.0 percent in 1994 compared with 31.3 percent in 1993. The 1994 tax rate included benefits of 1.6 percent arising from adjustments to prior year tax liabilities and 1.8 percent from recognizing certain foreign and state net operating loss carryforwards. Average shares increased 6.7 percent from 44,365 in 1993 to 47,339 in 1994.
 Financial Condition - September 30, 1994 Compared to
December 31, 1993

          Operations generated cash of $33.4 million in 1994, compared to $37.9 million in 1993. Excluding proceeds from dispositions of $26.2 million in 1994, working capital grew approximately $70 million. Accounting for most of the growth (exclusive of acquisitions), accounts receivable increased $22.4 million reflecting record 1994 sales levels and inventory increased $34.3 million in anticipation of strong product shipments.

          Included in 1994 operating cash flows were expenditures of $8.6 million for restructuring activities, $8.1 million of severance pay, and $5.1 million for the consolidation of the company's Lindberg unit with Revco. These expenditures were charged against accruals established in 1993. Management anticipates that these expenditures will result in lower future costs from higher productivity. 1993 operating cash flows included reductions in assets held for sale and expenditures related to the divestiture of the semiconductor equipment operations ($33.8 million).

          Earnings for 1994 included several non-cash items, including depreciation, pension credits, and a curtailment gain on other postretirement benefits that resulted from the reduction of employment levels at a Process Controls unit.

          Proceeds from the dispositions of semiconductor equipment operations were $26.2 million and related semiconductor assets divested and cash charges incurred were $11.0 million in 1994, with no impact on income during the period. The company used $17.2 million for acquisitions and $54.9 million for capital expenditures. Dividends paid totalled $32.0 million, and additional amounts borrowed during the nine months amounted $55.8 million. $8.4 million was expended to repurchase common stock under a repurchase program authorized by the Board in March 1994.

          Long-term debt-to-capitalization (net of cash) was 29.4 percent at September 30, 1994 compared to 26.6 percent at December 31, 1993, reflecting the increased borrowings.

          At December 31, 1993, the company had a $43.2 million valuation allowance established against its gross deferred tax assets of approximately $224 million. There were no significant changes to the deferred tax assets or the valuation allowance since year-end. The valuation allowance was based on management's assessment that it was more likely than not that the net deferred tax assets will be realized through future taxable earnings or alternative tax strategies. In the event that the tax benefits relating to the valuation allowance are subsequently realized, $6.6 million of such benefits would reduce goodwill, while $36.6 million of such benefits would reduce income tax expense.

          The company is well-positioned to finance future working capital requirements and capital expenditures through current earnings and significant available credit facilities.
 Other Matters

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

                         PART II: OTHER INFORMATION




Item 6. Exhibits and Reports on Form 8-K.

     (a)     Exhibits.

        12.0 Calculation of Ratios of Earnings to Fixed Charges.

     (b) No reports were filed on Form 8-K during the quarter ended September 30, 1994.

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

DATE:  November 14, 1994

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


DATE:  November 14, 1994