Form 10-K
period 1994-12-31
GENERAL SIGNAL CORP
filed 1995-03-21
CIK 40834

U.S. Securities and
Exchange Commission
Washington, DC 20549
                                        General Signal Corporation
                                        1994 Form 10-K


                     X      Annual Report Pursuant to Section 13 or 15(d) of
                    ---     The Securities Exchange Act of 1934 For the Fiscal
                            Year Ended December 31, 1994 or

                    --- Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
                             Commission File No. 1-996
                              General Signal Corporation
                              Box 10010
                              High Ridge Park, Stamford, Connecticut 06904
                              Telephone Number (203) 329-4100
                              IRS Employer Identification No. 16-0445660
                              State of Incorporation: New York

                            Securities registered pursuant to Section 12(b) of the Act:
                                              Name of each exchange
                           Title of each class           on which  registered
                            Common  Stock              New York Stock Exchange
                              par value $1.00
                            (Par value reduced          Pacific Stock Exchange
                               from $6.67 effective
                               April 21, 1969)
                            5.75% Convertible          New York Stock Exchange
                              Subordinated
                              Debentures due
                              June 1, 2002

                            Indicate by check mark whether the Registrant (1)
                             has filed all reports required to be filed by
                            Section 13 or 15(d) of the Securities Exchange Act
                              of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_No

                            Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in
                              definitive proxy or information statements
                           incorporated by reference in Part III of this Form
                              10-K or any amendment to this Form 10-K._X

                            The aggregate market value of voting stock held by
                              non-affiliates as of March 2, 1995 was
                              approximately $1.7 billion. As of March 2, 1995, there were 47.3 million shares of General Signal Corporation common stock outstanding.

                            Documents incorporated by reference          Part
                              Annual Report to Shareholders for the
                             Fiscal Year Ended December 31, 1994     I, II, IV
                            Proxy Statement for 1995 Annual Meeting        III




Note: Some of the information required
in this Form 10-K report (10-K) was
presented in the General Signal
Corporation 1994 Annual Report to
Shareholders (Shareholders' Report) and
is incorporated herein by reference. A
complete copy of the Shareholders'
Report is bound on the outside of this
10-K to facilitate reference. Except for those sections specifically referred to as being incorporated herein by reference, the Shareholders' Report shall not be deemed to be "filed" as part of this 10-K. The registrant is also referred to as "the company."

Table of Contents

Item                                         Page
1.  Business ...................................1
2.  Properties .................................4
3.  Legal Proceedings ..........................4
4.  Submission of Matters to a
    Vote of Security Holders ...................4
5.  Market for the Registrant's Common
    Stock and Related Shareholder Matters ......4
6.  Selected Financial Data ....................4
7.  Management's Discussion and
    Analysis of Financial Condition
    and Results of Operations ..................4
8.  Financial Statements and
    Supplementary Data .........................5
9.  Changes in and Disagreements
    with Accountants on Accounting
    and Financial Disclosure ...................5
10. Directors and Executive Officers ...........5
11. Executive Compensation .....................5
12. Security Ownership of Certain
    Beneficial Owners and Management ...........5
13. Certain Relationships and
    Related Transactions .......................5
14. Exhibits, Financial Statements,
    Schedules and Reports on Form 8-K ..........5

Part I
Item 1. Business

General Developments General Signal Corporation, incorporated in New York in 1904, produces industrial valves and mixers; pumps; other equipment for industrial automation, electrical energy management, telecommunications transmission, and transportation; and test and measurement equipment. The company serves these markets through three product sectors: Process Controls, Electrical Controls and Industrial Technology.

     In November 1994, the company adopted a plan to sell Leeds & Northrup, formerly a part of the Process Controls business sector, and Dynapower/Stratopower, formerly a part of the Industrial Technology business sector. The company expects to sell these businesses during 1995.

     During the last five years, the company invested approximately $307 million in cash and common stock (2.6 million shares) to acquire 24 businesses and/or product lines. The notes to the financial statements on page 29 of the Shareholders' Report provide additional information for acquisitions during the last three years and are incorporated herein by reference.

     Financial Information about Business Segments Selected business segment information for the last five fiscal years is summarized on page 31 of the Shareholders' Report and is incorporated herein by reference. There were no classes of similar products or services that exceeded 10 percent of consolidated sales.

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

     Materials and Supplies The company manufactures many of the components used in its products, but it also purchases a variety of basic materials and component parts. Although some basic materials and components have been and may be in short supply from time to time, the company believes that generally it will be able to obtain adequate supplies of major items or reasonable substitutes.

     Patents The company holds many patents and has continued to secure other patents that cover many of its products. While patents are important in the aggregate to the company's competitive position, the loss of any single patent, patent application or patent license agreement, or group thereof, would not materially affect the conduct of its business as a whole. The company is both a licensor and licensee of patents.

     Working Capital A discussion of working capital is included on pages 16 and 17 of the Shareholders' Report and is incorporated herein by reference.

     Backlog The amount of unfilled orders was approximately $307.2 million as of December 31, 1994 and $300.4 million as of December 31, 1993 (excluding unfilled orders of businesses sold or discontinued). All unfilled orders are expected to be filled within the next succeeding year.

     Competition Although the businesses of the company are highly competitive, the competitive position cannot be determined accurately in the aggregate or by segment since none of its competitors offers all of the same product lines or serves all of the same markets, nor are reliable comparative figures available for its competitors. In most product groups, competition comes from numerous concerns, both large and small. The principal methods of competition are price, service, product performance and technical innovation. These methods vary with the type of product sold. The company believes that it can compete effectively on the basis of each of these factors as they apply to the various products offered.

     Research and Development Research and development information for the last three years is included on page 33 of the Shareholders' Report and is incorporated herein by reference.

     Environmental Matters The company is involved in various stages of investigation and remediation relative to environmental protection matters, arising from its own initiative, from indemnification of purchasers of divested operations, or from legal or administrative proceedings, some of which involve waste disposal sites. The company has a comprehensive environmental compliance program which includes environmental audits conducted by internal and outside independent environmental professionals and regular communications with the company's operating units regarding environmental compliance requirements and anticipated regulations.

     Pursuant to the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), the company has been notified that it has been named as a potentially responsible party ("PRP") at 34 CERCLA sites which are listed on the National Priorities List ("NPL") maintained by the U.S. Environmental Protection Agency ("EPA"). The law governing CERCLA sites provides that PRPs may be jointly and severally liable for the total costs of investigation and remediation. Based on information available to the company, at five of these sites (Byron Barrell in Byron, NY; Iron Horse Park in Billerica, MA; M.T. Richards in Crossville, IL; Doepke-Holliday in Holliday, KS; and North Penn Water Authority in Montgomery Co., PA), the company believes that its aggregate probable remaining liability will not exceed $2.5 million. At six sites (Aquatech in Greer, SC; Berks Associates in Douglasville, PA; Commercial Oil Services in Oregon, OH; West KL in Kalamazoo, MI; Spectron in Elkton, MD; and Stringfellow in Riverside, CA) the company is of the opinion, based on information currently available, that it contributed less than 1% of the total volume, weight or other allocation criteria at each site and the company believes its aggregate probable remaining liability for these sites will not exceed $350,000. At 15 of the remaining 22 CERCLA NPL sites, the company has resolved its liability by entering into de minimis settlements or buy-out agreements with either the EPA or PRP groups and paying its proportionate share of costs of site investigation and remediation (at an aggregate cost to the company of less than $500,000). The company believes, based on information currently available, that it has no liability at seven such sites since the company's investigation has not revealed either a record of its having transported or arranged for disposal of hazardous substances to such sites or verifiable evidence of its responsibility for the release or threatened release of hazardous substances at these sites, but the company believes that it could incur future costs (including legal expenses) related to the foregoing which would not exceed approximately $100,000 in the aggregate. Finally, the company recently received a contractual indemnification claim with respect to a CERCLA NPL site (Cork Street, Kalamazoo Co., MI). No information regarding the company's involvement at such site is currently available.

     The company has also received requests for information from the EPA at seven NPL sites for which the company believes, based on its investigation of such matters, that its potential aggregate remaining liability will not exceed $100,000.

     The company recently received a notification of potential liability from the EPA under the Toxic Substances Control Act of 1976 with respect to a multi-party site, which is not a CERCLA site, based on the company's alleged generation of toxic substances present at the site. The company's liability, based on currently available information, is estimated to be approximately $100,000. At six sites which are not CERCLA NPL sites, the company has been cited by EPA with respect to removal actions. The company has entered into settlements and paid its proportionate share of costs at five of these sites, and the company believes that its probable remaining liability at the sixth site is less than $50,000.

     The company has received notices of potential liability from various state environmental authorities pursuant to state environmental laws regarding ten multi-party sites based on the company's alleged generation of hazardous materials present at those sites. The company's liability has been resolved and satisfied at two sites and, based on the company's investigation, the company believes that its aggregate probable remaining liability at the eight other sites will not exceed $2.5 million. Although the company has received requests for information from state environmental authorities at two additional sites, the company's investigation has revealed no record of its having disposed of hazardous substances at, or arranged for transportation of hazardous substances to, such sites.

     The company is engaged in site investigation and/or remediation at the following sites presently or formerly owned by the company:

     New York Air Brake Landfill/Kelsey Creek Site In February 1990, the company entered into a consent order with the New York State Department of Environmental Conservation ("NYSDEC") to conduct an investigation and remediation at the company's discontinued New York Air Brake facility in Watertown, New York. On March 30, 1994, NYSDEC issued a Record of Decision ("ROD") requiring site remediation at a cost of $8.1 million. The remedial action will consist of consolidation of contamination in the existing industrial landfill, capping the landfill and collecting contaminated groundwater downgradient of the landfill. The ROD also proposed the removal of certain sediments in Kelsey Creek and a tributary creek at an additional cost estimated by the company at approximately $1.75 million; the company has submitted a risk assessment for review by the NYSDEC recommending no action since the company's risk assessment of the creeks showed no adverse impacts from sediments. At the request of NYSDEC, the company is conducting a survey of soft sediments which will be the basis for future discussions regarding Kelsey Creek and its tributaries. The company has filed litigation against the City of Watertown to challenge an increase in sewer discharge fees for leachate at the landfill and believes that it will ultimately prevail in such litigation.

     Hevi-Duty Facility In August 1990, the EPA placed this manufacturing facility of the company, located in Goldsboro, North Carolina, on the NPL; subsequently, the company challenged the listing and the EPA delisted the facility in June 1993. Following the delisting, the company investigated site contamination at this facility and prepared a remedial plan. The company has informed the State of North Carolina that it seeks participation in a voluntary clean-up program and has negotiated the terms of an Administrative Order on Consent with the North Carolina Department of Environmental Health and Natural Resources. The company currently believes that the probable aggregate remaining liability for clean-up of this site will be approximately $3 million.

     General Railway Signal Facility In 1990, the company's pre-divestiture investigation of this facility, located in Rochester, New York, identified certain areas which may have been contaminated with hazardous substances. Remediation is being conducted at the site. The company currently believes that the probable aggregate remaining liability for remediation of this site will be approximately $1 million.

     Fairbanks Morse Facility On December 2, 1994, the company acquired Fairbanks Morse, Inc. Based on the pre-acquisition environmental assessment and site testing performed at the Fairbanks Morse facility located in Kansas City, Kansas, the company will spend an estimated $525,000 for various environmental matters, including investigation of site soil and groundwater contamination and remediation of oil-contaminated soil. It is possible that an additional $2 million to $5 million could be required for remediation of contaminated groundwater if the Kansas Department of Environment and Health, based on the site investigation, decides that existing groundwater contamination at the facility is not attributable to the neighboring contaminated property. The company is accounting for the foregoing, and for any liability of Fairbanks Morse at the Doepke-Holliday and Stringfellow sites discussed above, under purchase accounting.

     The company has reported site contamination to environmental authorities with respect to seven sites which the company formerly owned or operated. The company is undertaking site investigations and remediations at six of those sites and site investigations at one site. The company believes that the probable aggregate remaining liability for investigation and remediation will not exceed approximately $1.4 million. At one present manufacturing facility and one former manufacturing facility, the company is performing voluntary site investigation and remediation at a remaining cost not estimated to exceed approximately $225,000, based on information currently available.

     It is the company's policy not to offset expected insurance recoveries against expected obligations when determining the amount of environmental accruals.

     The potential costs related to the matters described above and the possible impact on future operations are uncertain due in part to the complexity of government laws and regulations and their interpretations, the varying costs and effectiveness of clean-up technologies, the uncertain level of insurance or other types of recovery, and the questionable level of the company's responsibility. In management's opinion, after considering reserves established for such purposes, remedial actions for compliance with the present laws and regulations governing the protection of the environment are not expected to have a material adverse impact on the company's results of operations or financial position.

     Employees At December 31, 1994, the company had approximately 12,200 employees, excluding employees of businesses held for sale. Approximately 2,900 employees are represented by 36 different collective bargaining units. The company has generally experienced satisfactory labor relations at its various locations.

     Executive Officers of the Registrant Name, Position, Age at December 31 and Other Information Age

Edmund M. Carpenter ........................................................53
Chairman and Chief Executive Officer since May 1, 1988. Previously, Director, President and Chief Operating Officer of ITT Corporation since 1985. Prior to joining ITT Corporation in 1981, President of Kelsey-Hayes Company, a subsidiary of Fruehauf Corporation.

Michael D. Lockhart ........................................................45
President and Chief Operating Officer since October 3, 1994. Previously, Vice President and General Manager of General Electric's Commercial Engines and Services division, along with several other key executive positions at GE. Prior to joining GE, served as vice president and director, The Boston Consulting Group.

Terence D. Martin ..........................................................51
Executive Vice President and Chief Financial Officer since February 2, 1995. Previously, Chief Financial Officer of American Cyanamid Company since 1991 and Treasurer since 1988.

Joel S. Friedman ...........................................................57
Senior Vice President Operations since March 1, 1987. Previously, Group Executive and President of Lightnin, a unit of General Signal, since 1984 and President of O-Z/Gedney, a unit of General Signal, since 1975.

George Falconer ............................................................62
Vice President Human Resources since October 23, 1986. Previously, Director of Human Resources since 1981, Director of Industrial Relations since 1977, and Corporate Director of Personnel Relations since 1976. Associated with Metal Forge, a unit of General Signal, since 1970, most recently as Vice President Employee Relations.

Nino J. Fernandez ..........................................................53
Vice President Investor Relations since May 1, 1987. Previously, Director of Communications since 1974. Name, Position, Age at December 31 and Other Information Age

Executive Officers of the Registrant
Name, Position, Age at December 31 and Other Information                   Age

Philip A. Goodrich .........................................................38

     Vice President Corporate Development since December 12, 1991. Previously, Director of Corporate Development since May, 1989 and Assistant Treasurer since May, 1987. Prior to joining the company, associated with Joseph E. Seagram & Sons, Inc. since 1981, most recently as Assistant Treasurer.

Darryl A. Littleton ........................................................45
Vice President Manufacturing since February 5, 1992. Previously, Senior Partner and Director of Ingersoll Engineers, Inc. since 1984.

Terry J. Mortimer 49
Vice President and Controller since May 25, 1990. Previously Director Finance and Chief Accountant for Apple Computer since June, 1988. Previously with Becton Dickinson and Company from January, 1981 to June, 1988, most recently as Medical Sector Controller.

Edgar J. Smith, Jr. ........................................................60
Vice President, General Counsel, and Secretary since April 19, 1984, and Vice President and General Counsel since January 1, 1980. Previously, Assistant General Counsel since 1967.

Thomas E. Taylor ...........................................................48
Vice President Taxes since September 1, 1993. Previously with Elf Aquitaine, Inc. as Vice President Taxes since 1985.

Julian B. Twombly ..........................................................48
Vice President and Treasurer since December 17, 1991. Prior to joining the company, associated with United Dominion Industries, Ltd. since 1974, most recently as Senior Vice President and Treasurer.

The executive officers are elected annually by the Board of Directors.

There are no family relationships between any of the directors or executive officers of the company.

Item 2. Properties

     The Process Controls sector's operations consist of 27 manufacturing facilities in 12 states and 8 foreign countries, containing approximately 2.9 million square feet, of which 94 percent is owned and 6 percent is leased.

     The Electrical Controls sector's operations consist of 30 manufacturing facilities in 14 states and 4 foreign countries, containing approximately 2.7 million square feet, of which approximately 69 percent is owned and 31 percent is leased.

     The Industrial Technology sector's operations consist of 11 manufacturing facilities in 8 states, containing approximately 0.9 million square feet, of which approximately 79 percent is owned and 21 percent is leased.

     In addition to manufacturing plants, the company as lessee occupies executive offices in Stamford, Connecticut, and various sales and service locations throughout the world. All of these properties, as well as the related machinery and equipment, are considered to be well maintained, suitable and adequate for their intended purposes. Assets subject to lien are not significant.

     As a result of recent business divestitures and restructuring activities, the company holds 1.4 million square feet of idle facilities and facilities related to discontinued operations for sale or sublease.

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

Part II

     Item 5. Market for Registrant's Common Stock and Related Shareholder
Matters

     The company's common stock is listed on the New York and Pacific stock exchanges under the symbol "GSX". Information as to quarterly prices for the last two years, and dividends paid is included on pages 21 and 32 of the Shareholders' Report and is incorporated herein by reference. There were approximately 10,330 holders of record of the company's common stock on March 2, 1995.

Item 6. Selected Financial Data

     Selected financial data of the company for the last five fiscal years are incorporated herein by reference to page 34 of the Shareholders' Report.

     Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     "Management's Discussion and Analysis of Financial Condition and Results of Operations" appears on pages 14 through 17 of the Shareholders' Report and is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

     The financial statements and related notes are incorporated herein by reference to pages 19 through 33 of the Shareholders' Report. Quarterly financial information is incorporated herein by reference to page 32 of the Shareholders' Report. The Report of Independent Auditors, dated January 27, 1995, is incorporated herein by reference to page 18 of the Shareholders' Report.

     Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Part III

Item 10. Directors and Executive Officers

     This information is incorporated herein by reference to pages 5 through 7 of the Proxy Statement for the 1995 annual meeting of shareholders. Also see page 3 of this 10-K as to information related to executive officers.

Item 11. Executive Compensation

     This information is incorporated by reference to pages 11 through 18 of the Proxy Statement for the 1995 annual meeting of shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     This information is incorporated by reference to pages 2 through 4 of the Proxy Statement for the 1995 annual meeting of shareholders.

Item 13. Certain Relationships and Related Transactions

Not applicable.

Part IV

Item 14. Exhibits, Financial Statements, Schedules, and Reports on Form 8-K

(a)  (1) Financial Statements and Other Financial Data.

     The financial statements of the company and consolidated subsidiaries are incorporated herein by reference to pages 19 through 33 of the Shareholders' Report. The Independent Auditors' Report of Ernst & Young, LLP, dated January 27, 1995, is incorporated herein by reference to page 18 of the Shareholders' Report.

                                                      Page

(2)  Schedule II Valuation and Qualifying Accounts ......................9

     All other schedules are omitted as the required information is not applicable or the information is presented in the financial statements or related notes.

     (3)  Exhibits
     3.1  Restated Certificate of Incorporation of General Signal
               Corporation, as amended through April 21, 1994.

    3.2  By-laws of General Signal Corporation, as amended through March
               16, 1995.

    4.1 Copies of the instruments with respect to the company's long-term debt are available to the Securities and Exchange Commission upon request.

    4.2 Copies of the Credit Agreements among General Signal Corporation and Various Commercial Banking Institutions, as amended through January 12, 1995, as described in the Notes to Financial
         Statements incorporated herein by reference in (a)(1) above, are available to the Securities and Exchanges Commission upon request.

    10.1 Description of General Signal Corporation Incentive Compensation Plan is incorporated herein by reference to Exhibit 10.1 of the registrant's 1991 Form 10-K filed March_25, 1992.

   10.2 Retirement Plan for Directors of General Signal Corporation is incorporated herein by reference to Exhibit 10.7 of the registrant's 1988 Form 10-K filed March 17, 1989.

  10.3 General Signal Corporation Change in Control Severance Pay Plan, as amended, is incorporated herein by reference to Exhibit 10.8 of the registrant's 1989 Form 10-K filed March 16, 1990.

  10.4 General Signal Corporation Deferred Compensation Plan, dated October 14, 1993, is incorporated herein by reference to Exhibit
       10.4 of the registrant's 1993 Form 10-K filed March 21, 1994.

  10.5 General Signal Corporation Benefit Equalization Plan as amended and restated October 14, 1993, is incorporated herein by reference to Exhibit 10.5 of the registrant's 1993 Form 10-K filed March 21, 1994.

 10.6 General Signal Corporation 1992 Stock Incentive Plan as amended and restated July 7, 1993, is incorporated herein by reference to
      Exhibit 10.6 of the registrant's 1993 Form 10-K filed March 21,
      1994.

 10.7 General Signal Corporation 1989 Stock Option and Incentive Plan as amended July 7, 1993, is incorporated herein by reference to
      Exhibit 10.7 of the registrant's 1993 Form 10-K filed March 21,
      1994.

 10.8 General Signal Corporation 1985 Stock Option Plan as amended and restated July 7, 1993, is incorporated herein by reference to
      Exhibit 10.8 of the registrant's 1993 Form 10-K filed March 21,
      1994.

 10.9 General Signal Corporation 1981 Stock Option Plan as amended and restated July 7, 1993, is incorporated herein by reference to
      Exhibit 10.9 of the registrant's 1993 Form 10-K filed March 21,
      1994.

 10.10 Consulting Agreement with Nathan R. Owen is incorporated herein by reference to Exhibit 10.10 of the registrant's 1986 Form 10-K filed March 30, 1987.

  10.11 Employment agreement between Edmund M. Carpenter and the registrant dated April 15, 1988 is incorporated herein by reference to Exhibit 10.12 of the registrant's 1988 Form 10-K filed March 17, 1989.

  10.12 Employment agreement between Michael D. Lockhart and the registrant dated October 3, 1994.

  10.13 Employment agreement between Terence D. Martin and the registrant dated February 2, 1995.

 10.14 Severance agreement between Peter A. Laing and the registrant dated January 9, 1995.

 10.15 Severance agreement between Stephen W. Nagy and the registrant dated January 13, 1995.

 11.0 Computation of Earnings per Share. See page 9 of this report.

 12.0 Calculation of Ratios of Earnings to Fixed Charges. See page 10 of this report.

 13.0 1994 Annual Report to Shareholders. Except for those portions specifically incorporated herein by reference, the company's 1994 Annual Report to Shareholders is furnished for the information of the Commission and is not deemed to be "filed." Pages 14 through 34, including the Independent Auditors' Report on page 18, are specifically incorporated herein by reference.

 21.0 Subsidiaries. See pages 10 through 12 of this report.

 23.0 Consent of Ernst & Young, LLP. See inside back cover of this report.

(b)  Reports on Form 8-K.

     No reports were filed on Form 8-K.

Signatures

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

General Signal Corporation

/s/ Edmund M. Carpenter
(Edmund M. Carpenter, Chairman)     March 17, 1995

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Edmund M. Carpenter
(Edmund M. Carpenter)      March 17, 1995
Chairman and Director (Principal Executive Officer)

/s/ Michael D. Lockhart
(Michael D. Lockhart)      March 17, 1995
President and Chief Operating Officer and Director

/s/ Terence D. Martin
(Terence D. Martin)        March 17, 1995
Executive Vice President and Chief Financial Officer

/s/ Terry J. Mortimer
(Terry J. Mortimer)        March 17, 1995
Vice President and Controller (Chief Accounting Officer)

/s/ Ralph E. Bailey
(Ralph E. Bailey)          March 17, 1995
Director

/s/ Van C. Campbell
(Van C. Campbell)          March 17, 1995
Director

/s/ Ronald E. Ferguson
(Ronald E. Ferguson)       March 17, 1995
Director

/s/ John P. Horgan
(John P. Horgan)           March 17, 1995
Director

/s/ C. Robert Kidder
(C. Robert Kidder)         March 17, 1995
Director

/s/ Richard J. Kogan
(Richard J. Kogan)         March 17, 1995
Director

/s/ Nathan R. Owen
(Nathan R. Owen)           March 17, 1995
Director

/s/ Roland W. Schmitt
(Roland W. Schmitt)        March 17, 1995
Director

/s/ John R. Selby
(John R. Selby)            March 17, 1995
Director

Schedule II  Valuation and Qualifying Accounts

                                                                 Additions
General Signal Corporation and                                     charged
Consolidated Subsidiaries                          Balance at    (credited)               Balance at
Years Ended December 31, 1994, 1993                 beginning  to cost and                    end of
and 1992 (In millions)                              of period      expense   Deductions       period
1994
Reserves deducted from assets:
  Allowance for doubtful accounts                      $10.5       $4.5       $(4.9)(1)       $10.1
                                                       -----       ----       ----- --        -----
  Assets held for sale                                 $14.4       $8.6      $(14.4)(3)        $8.6
                                                       -----       ----      ------ --         ----
Dispositions and special items:
  Consolidation of operations and other                   $-       $19.3      $(3.4)(4)        $15.9
  Transaction and consolidation of Revco                 8.8        (1.5)      (6.7)(4)          0.6
  Semiconductor                                         13.3        (0.6)       5.4(4),(5)      18.1
  Restructuring                                         13.0        (3.5)      (7.0)(4)          2.5
                                                        ----        ----       ---- --           ---
                                                       $35.1       $13.7     $(11.7)           $37.1
                                                       =====       =====     ======            =====

1993
Reserves deducted from assets:
  Allowance for doubtful accounts                       $8.9        $4.6      $(3.0)(1)        $10.5
                                                        ----        ----      ----- --         -----
  Assets held for sale                                 $18.6          $-      $(4.2)(3)        $14.4
                                                       -----          -       ----- --         -----
Dispositions and special items:
  Transaction and consolidation of Revco                  $-       $13.2      $(4.4)(4)         $8.8
  Semiconductor                                         57.3       (53.2)       9.2(4),(6)      13.3
  Restructuring                                            -        30.5      (17.5)(4)         13.0
                                                                    ----      ----- --          ----
                                                       $57.3       $(9.5)    $(12.7)           $35.1
                                                       =====       =====     ======            =====
1992
Reserves deducted from assets:
  Allowance for doubtful accounts                      $11.1        $5.5      $(7.7)(1),(2)     $8.9
                                                       -----        ----      ----- --  --      ----
  Assets held for sale                                    $-       $18.6         $-            $18.6
                                                          -        -----         -             -----
Semiconductor                                             $-       $67.0      $(9.7)(4)        $57.3
                                                          -        -----      ----- --         -----

(1) Write-off of bad debts, net of recoveries. Includes reclassifications in 1994 of discontinued operations to assets held for sale.
(2) Includes transfer of semiconductor equipment operations allowance for doubtful accounts to assets held for sale at October 1, 1992.
(3)  Charges to reserve related to businesses divested during 1993 and 1994.
(4)  Charges to reserve for related costs incurred during the year.
(5) Includes reclassification of $8.4 credit balance of GS Japan's cumulative translation adjustment as of December 31, 1994.
(6) Includes $47.6 of excess proceeds on disposal of businesses divested during 1993.