Form 10-Q
period 1995-03-31
GENERAL SIGNAL CORP
filed 1995-05-11
CIK 40834

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q


                                (Mark One)
           (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 1995   Commission file number 1-996

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

                                X
                              (Yes)     (No)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock, par value $1.00            47,299,987
           (Class)               (Outstanding at May 5, 1995)


                          PART I: FINANCIAL INFORMATION
                           ITEM 1: FINANCIAL STATEMENTS
             GENERAL SIGNAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
                              Statement of Earnings
                       (In millions, except per share data)
                                   (Unaudited)
                                                Three Months Ended March 31,
                                                    1995             1994

Net sales                                        $   411.0        $  342.4

Cost of sales                                        293.3           243.0

Selling, general and administrative expenses          71.6            62.3

    Total operating costs and expenses               364.9           305.3

Operating earnings                                    46.1            37.1

Interest expense, net                                  4.1             2.8

Earnings from continuing operations
    before income taxes                               42.0            34.3

Income taxes                                          14.7            12.1

Earnings from continuting operations                  27.3            22.2

Discontinued operations:
    Operating earnings                                 - -             2.4


Net earnings                                     $    27.3        $   24.6

Earnings per share of common stock:
    Continuing operations                        $    0.58       $    0.47
    Discontinued operations                            - -            0.05

Net earnings                                     $    0.58       $    0.52

Dividends declared per common share              $    0.24       $    .225

Average common shares outstanding                     47.2            47.4



See accompanying notes to financial statements.

         GENERAL SIGNAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
                               Balance Sheet
                               (In millions)
                                (Unaudited)

                                          March 31,    December 31,
Assets                                      1995           1994

Current assets:

    Cash and cash equivalents            $   5.0         $  0.3

    Accounts receivable                    259.7          258.3

    Inventories                            217.2          213.3

    Prepaid expenses and other
         current assets                     46.7           44.5

    Assets held for sale at estimated
         realizable value                  160.0          153.6

    Deferred income taxes                   44.1           47.2

         Total current assets              732.7          717.2

Property, plant, and equipment             279.9          280.5

Intangibles                                187.8          194.3

Other assets                               144.3          134.5

Deferred income taxes                       17.9           16.1

                                        $1,362.6       $1,342.6



See accompanying notes to financial statements.

         GENERAL SIGNAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
                          Balance Sheet-Continued
                               (In millions)
                                (Unaudited)
                                         March 31,    December 31,
Liabilities and Shareholders' Equity      1995           1994

Current liabilities:

  Short-term borrowings and
    current maturities of long-term
    debt                                  $    3.9      $    2.2

  Accounts payable                           136.6         152.9

  Accrued expenses                           151.7         183.1

  Income taxes                                26.9          18.9

    Total current liabilities                319.1         357.1

Long-term debt, less current
  maturities                                 308.1         269.1

Accrued postretirement and
  postemployment obligations                 156.7         161.2

Other liabilities                             12.2           7.3

  Total long-term liabilities                477.0         437.6

Shareholders' equity:

  Common stock, authorized 150.0
    shares; issued 63.9 shares
    at March 31, 1995 and 63.7
    shares at December 31, 1994               77.5          77.4

  Additional paid-in capital                 285.7         281.1

  Retained earnings                          636.4         620.5

  Cumulative translation adjustments         (10.8)        (12.1)

  Common stock in treasury, at cost;
    16.7 shares at March 31,
    1995 and 16.6 shares at
    December 31, 1994                        (422.3)        (419.0)

    Total shareholders' equity               566.5         547.9

                                          $1,362.6      $1,342.6

See accompanying notes to financial statements.


       GENERAL SIGNAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
                    Condensed Statement of Cash Flows
                               (In millions)
                                (Unaudited)

                                             Three Months Ended
                                                  March 31,
                                              1995      1994
CASH FLOWS FROM OPERATING ACTIVITIES:
 Earnings from continuing operations       $    27.3               $   22.2
 Adjustments to reconcile earnings
   to net cash from operating
   activities:
     Deferred taxes                              2.9                    0.5
     Discontinued operations                     - -                    2.4
     Depreciation and amortization                         13.8        14.0
     Pension credits                                       (2.2)           (3.0)
     Other, net                                             6.6            (0.7)
 Changes in working capital                               (52.9)          (26.1)

     Net cash from operating activities                    (4.5)             9.3

CASH FLOWS FROM INVESTING ACTIVITIES:
 Divestitures                                               2.7        15.4
 Acquisitions                                               - -        (9.2)
 Capital expenditures                                     (11.8)      (17.2)
 Other, net                                                (5.8)       (4.3)
     Net cash from investing activities                   (14.9)      (15.3)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net change in short and long-term
   borrowings                                              40.7        20.2
 Dividends paid                                           (11.3)      (10.7)
 Issuance of common stock                                   0.6         2.5
 Shares repurchased                                        (5.9)        - -

     Net cash from financing activities                    24.1        12.0
 Effect of exchange rate changes
   on cash                                                  - -        - -

 Net change in cash and cash
   equivalents                                              4.7             6.0
 Cash and cash equivalents at
   beginning of period                                      0.3             1.3
 Cash and cash equivalents at end
   of period                                $    5.0               $    7.3

See accompanying notes to financial statements.
         GENERAL SIGNAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
                      Notes to Financial Statements
                                (Unaudited)
                   (In millions, except per share data)

1. The accompanying unaudited financial statements reflect all adjustments (consisting of normal, recurring items) necessary for the fair presentation of results for these interim periods. These results are based upon generally accepted accounting principles consistently applied with those used in the preparation of the company's 1994 Annual Report on Form 10-K.

2.  Inventories
                                            March 31,  December 31,
                                              1995          1994

     Finished goods                     $    61.6     $    62.1
     Work in process                         78.1         68.0
     Raw material and purchased parts       100.8        106.4
           Total FIFO cost                  240.5        236.5
     Excess of FIFO cost over LIFO
           inventory value                  (23.3)                  (23.2)

     Net carrying value                 $   217.2               $   213.3


3.  Business Segment Information      Three Months Ended March 31,
                                             1995         1994
     Net sales:
     Process Controls                   $   175.6    $   141.7
     Electrical Controls                    160.1        134.5
     Industrial Technology                   75.3                    66.2
                                        $   411.0    $   342.4
     Operating earnings:
     Process Controls                   $    22.1    $    18.1
     Electrical Controls                     12.5          9.6
     Industrial Technology                   14.9         11.5

     Total operating earnings before
        unallocated expenses, equity
        income and interest                  49.5         39.2

     Equity income                            - -          0.7
     Net interest expense                    (4.1)               (2.8)
     Unallocated expenses                    (3.4)                   (2.8)

     Earnings before income taxes       $    42.0    $    34.3

4.   Property, Plant and Equipment       March 31,              December 31,
                                                        1995          1994

     Property, plant and equipment,
     at cost                            $   618.4      $  611.8

     Accumulated depreciation and
     amortization                          (338.5)                  (331.3)

     Property, plant and equipment,
     net                                $   279.9     $   280.5


5. Supplemental Information-Statement of Cash Flows

                                            Three Months Ended
                                               March 31,
                                            1995          1994

     Cash paid (received) for:
     Interest                            $     3.4    $     1.4
     Income taxes                        $     2.1              $    (0.9)
     Liabilities assumed in conjunction
       with acquisitions:
     Fair value of assets acquired       $     - -    $     7.8
     Cash paid                                 - -                   (7.8)
                                         $     - -              $      - -

6.  Repurchase of Shares


In March 1994, a two year program to repurchase up to 3.4 percent or 1.6 million shares of the company's outstanding stock at that time was approved by the Board of Directors. These shares will be purchased systematically in open market transactions, and will be used to offset dilution from the expected exercise of employee stock options arising from the company's executive stock ownership program. To date, approximately 774 thousand shares have been repurchased under the program.

7.  Subsequent Acquisitions

On May 8, 1995, the company and Data Switch Corporation agreed to merge. Subject to government and Data Switch shareholder approval, the merger is expected to be completed during the fourth quarter of 1995. The agreement calls for General Signal to issue 1.5 million shares of common stock in exchange for all of the outstanding shares of Data Switch. The company intends to account for the merger as a pooling of interests.

Data Switch designs, manufactures, markets and services a range of products for large scale, high speed data networks. Data Switch is the number two supplier, behind IBM, of switches which connect mainframe computer systems with local or remote peripherals such as printers, magnetic tape drives, and disk drives.

On May 10, 1995, the company agreed to acquire Best Power
Technology for approximately $200 million of cash. Subject to government approval, the merger is expected to be completed before September 30, 1995. The acquisition will be accounted for as a purchase.

Best Power is a leading manufacturer of uninterruptible power supply products, which provide backup power and protect computers, information networks, and other critical systems from power line disturbances.
                  ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Results of Operations - First Quarter 1995 Compared With First Quarter 1994


                                        First Quarter
                                     1995           1994        Change
     Net sales                      $411.0         $342.4        20.0%


Sales improved 20 percent over 1994 levels, of which 8 percent related to acquisitions and the remainder reflected improved order activity. International sales in 1995 totalled 21 percent of the company's net sales. Export sales increased 48.5 percent, reflecting the acquisition of Fairbanks-Morse Pump Corporation in late 1994 and several large orders in Process and Electrical Controls. Offsetting the rise in export sales was a decline in foreign sales, mostly in Process Controls' German-based industrial mixer business.

Overall, Process Controls sector sales increased 23.9 percent from increased shipments of pumps, valves, industrial mixers and laboratory equipment, despite minor declines in foreign sales of industrial mixers. The increased pump sales resulted primarily from the acquisition of Fairbanks-Morse. In addition, the sector benefitted from increased shipments of crystal growing furnaces, primarily from stronger demand for the product in far east Asia.

Sales in the Electrical Controls sector increased 19.0 percent. The increase was led by stronger demand for building and life safety products and broadcast equipment, price increases in the distributor products line, and higher exports of uninterruptible power supplies from Italy to other parts of Europe as a result of the weakening of the Italian lira relative to other European currencies.

The Industrial Technology sector sales increased 13.7 percent, mostly due to strong demand for OEM automotive components. In addition, higher shipments of farebox upgrades and token vending machines boosted Industrial Technology sales.

                                        First Quarter
                                     1995           1994        Change
     Gross profit                   $117.7         $99.4        18.4%
          Percentage of net sales     28.6%         29.0%

Gross margins were flat reflecting more low margin project orders in Process Controls, as well as higher shipments of lower margin jobs in backlog. Gross profits in 1994 included $0.5 million of LIFO reserve liquidations.

                           First Quarter
                                     1995           1994        Change
     Selling, general and
     administrative expenses        $71.6          $62.3         14.9%
          Percentage of net sales    17.4%          18.2%

Selling, general and administrative expenses improved as a percent of sales in 1995 reflecting the company's continued cost management efforts. Included in selling, general and administrative expenses were pension credits of $2.2 million in 1995 and $3.0 million in 1994.

                                        First Quarter
                                     1995           1994        Change
     Operating earnings             $46.1          $37.1        24.3%
          Percentage of net sales    11.2%          10.8%

Earnings for the Process Controls sector were up 22.1 percent. The improved results, which were led by pumps and mixers, came principally from productivity improvements, reduced costs and the acquisition of Fairbanks-Morse.

Electrical Controls sector operating earnings were up 30.2 percent. This improvement is attributable primarily to stronger sales activity during the period and cost containment efforts, with the strongest earnings growth seen in broadcast equipment, followed closely by uninterruptible power supplies.

The Industrial Technology sector operating earnings improved 29.6 percent during 1995. This sector's improvements were led by telecommunications and OEM automotive products, offset by a sharp decline in transit equipment earnings that resulted from the substantial completion of the U. S. Postal Service stamp vending machine contract.

During 1995, non-recurring items (primarily cash settlements of royalty and insured matters) increased earnings of Electrical Controls by $1.8 million and Industrial Technology by $2.0 million, and reduced unallocated expenses by $1.9 million. During 1994, non-recurring items (primarily non-cash adjustments to reserves) increased Industrial Technology earnings by $1.8 million.

                                         First Quarter
                                     1995           1994        Change
     Net interest expense            $4.1           $2.8          46.4%
          Percentage of net sales     1.0%           0.8%

Net interest expense increased as a result of higher average debt levels and borrowing rates during 1995 as compared to 1994.

Net earnings from continuing operations were $27.3 million or $0.58 per share in 1995 compared to $22.2 million or $0.47 per share in 1994. The company's effective tax rate was approximately 35.0 percent in both years.


  Financial Condition - March 31, 1995 Compared to December 31, 1994

Operations used cash of $4.5 million, compared to $9.3 million of cash generated in 1994, with the decline reflecting primarily payments of year-end payables and accruals. Included in operating cash flows were expenditures of $12.3 million for previously divested operations and restructuring of existing units, and $2.4 million for severance pay. These expenditures were charged against accruals. Management anticipates that these expenditures will result in lower future costs from higher productivity.

Proceeds from the disposition of a portion of the discontinued operations were $2.7 million in 1995, with no impact on income during the quarter. The company used $11.8 million for capital expenditures and $6.0 million for purchases of marketable equity securities. Dividends paid totalled $11.3 million, common shares repurchased amounted to $5.9 million, and additional amounts borrowed during the quarter totalled $40.7 million.

Long-term debt-to-capitalization was 35.2 percent at March 31, 1995, a slight increase from year-end reflecting the modestly increased borrowing levels for payments of year-end accounts payable and accruals.

At December 31, 1994, the company had a $43.2 million valuation allowance established against its gross deferred tax assets of approximately $228 million.
There were no significant changes to the deferred tax assets nor the valuation allowance since year-end. The valuation allowance was based on management's assessment that it was more likely than not that the net deferred tax assets will be realized through future taxable earnings or alternative tax strategies. In the event that the tax benefits relating to the valuation allowance are subsequently realized, $6.6 million of such benefits would reduce goodwill.

The company is well-positioned to finance future working capital requirements and capital expenditures through current earnings and significant available credit facilities. The pending merger with Data Switch will be financed by issuing 1.5 million additional shares of common stock, and the acquisition of Best Power will be financed through additional long-term debt.


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




Item 4.  Submission of Matters to a Vote of Security Holders


   (a)  The Annual Meeting of Shareholders of the Registrant (the
        "Meeting") was held on April 20, 1995.

   (b) The Registrant solicited proxies for the Meeting pursuant to Regulation 14; there was no solicitation in opposition to management's nominees for directors as listed in the Proxy Statement, and all such nominees were elected.

   (c) In addition to the election of directors, the shareholders ratified the appointment of auditors, and approved a new
        Senior Executive Incentive Compensation Plan.


Item 6. Exhibits and Reports on Form 8-K.

   (a)  Exhibits.

        10.16  General Signal Corporation Senior Executive
               Incentive Compensation Plan as approved by the shareholders on April 20, 1995.

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

DATE:  May 10, 1995

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

DATE:  May 10, 1995