Form 10-Q
period 1995-06-30
GENERAL SIGNAL CORP
filed 1995-08-11
CIK 40834

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q


                                (Mark One)
           (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 1995   Commission file number 1-996

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

                                X
                              (Yes)     (No)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock, par value $1.00           47,498,969
           (Class)               (Outstanding at July 31, 1995)


                          PART I: FINANCIAL INFORMATION
                           ITEM 1: FINANCIAL STATEMENTS
             GENERAL SIGNAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
                              Statement of Earnings
                       (In millions, except per share data)
                                   (Unaudited)
                                                Three Months Ended June 30,
                                                    1995             1994

Net sales                                        $   421.4       $   378.7

Cost of sales                                        297.4           269.1

Selling, general and administrative expenses          75.8            69.1

Acquisition of businesses and special items            7.4           - -

                                                     380.6           338.2

Operating earnings                                    40.8            40.5

Interest expense, net                                 (4.8)           (2.9)

Earnings before income taxes                          36.0            37.6

Income taxes                                          12.6            12.3

Earnings from continuing operations                   23.4            25.3

Discontinued operations                              (49.6)           (0.3)

Net earnings (loss)                             $    (26.2)       $   25.0

Earnings (loss) per share of common stock:
    Continuing operations                        $    0.50       $    0.53
    Discontinued operations                          (1.05)            - -

Net earnings (loss)                              $   (0.55)      $    0.53

Dividends declared per common share              $   0.240       $    .225

Average common shares outstanding                     47.3            47.3



See accompanying notes to financial statements.


             GENERAL SIGNAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
                         Condensed Statement of Earnings
                       (In millions, except per share data)
                                   (Unaudited)

                                                Six Months Ended June 30,
                                                    1995             1994

Net sales                                        $   832.4       $   721.1

Cost of sales                                        590.7           512.1

Selling, general and administrative expenses         147.4           131.4

Acquisition of businesses and special items            7.4             - -

                                                    -------        -------
                                                     745.5           643.5

Operating earnings                                    86.9            77.6

Interest expense, net                                 (8.9)           (5.7)

                                                     -----           ------
Earnings before income taxes                          78.0            71.9

Income taxes                                          27.3            24.4

                                                     -----           -----
Earnings from continuing operations                   50.7            47.5

Discontinued operations                              (49.6)            2.1

                                                      ----            ----
Net earnings                                     $     1.1       $    49.6
                                                      ====           =====

Earnings (loss) per share of common stock:
    Continuing operations                         $    1.07       $    1.00
    Discontinued operations                           (1.05)           0.05

                                                     ------          ------
Net earnings                                      $    0.02       $    1.05
                                                    =======         =======

Dividends declared per common share               $    0.48       $    0.45

Average common shares outstanding                      47.3            47.4




See accompanying notes to financial statements.

         GENERAL SIGNAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
                          Condensed Balance Sheet
                               (In millions)
                                (Unaudited)

                                          June 30,    December 31,
Assets                                      1995           1994

Current assets:

    Cash and cash equivalents            $   2.6         $  0.3

    Accounts receivable                    284.4          258.3

    Inventories                            232.4          213.3

    Prepaid expenses and other
         current assets                     38.7           44.5

    Assets held for sale at estimated
         realizable value                  105.1          153.6

    Deferred income taxes                   80.8           47.2
                                           -----         ------

        Total current assets              744.0          717.2

Property, plant, and equipment             298.8          280.5

Intangibles                                339.6          194.3

Other assets                               148.7          134.5

Deferred income taxes                       16.7           16.1
                                          ------         ------

                                        $1,547.8       $1,342.6
                                        ========       ========


See accompanying notes to financial statements.

         GENERAL SIGNAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
                     Condensed Balance Sheet-Continued
                               (In millions)
                                (Unaudited)

                                         June 30,    December 31,
Liabilities and Shareholders' Equity      1995           1994

Current liabilities:

  Short-term borrowings and
    current maturities of long-term
    debt                                  $    5.6      $    2.2

  Accounts payable                           137.6         152.9

  Accrued expenses                           172.0         183.1

  Income taxes                                40.8          18.9
                                            ------        ------

    Total current liabilities                356.0         357.1

Long-term debt, less current
  maturities                                 487.2         269.1

Accrued postretirement and
  postemployment obligations                 153.1         161.2

Other liabilities                             17.9           7.3
                                            ------         -----

  Total long-term liabilities                658.2         437.6

Shareholders' equity:

  Common stock, authorized 150.0
    shares; issued 64.2 shares
    at June 30, 1995 and 63.7
    shares at December 31, 1994               77.8          77.4

  Additional paid-in capital                 293.4         281.1

  Retained earnings                          598.9         620.5

  Cumulative translation adjustments         (10.7)        (12.1)

  Common stock in treasury, at cost;
    16.7 shares at June 30,
    1995 and 16.6 shares at
    December 31, 1994                        (425.8)        (419.0)
                                             ------       --------

    Total shareholders' equity                533.6          547.9
                                            -------       --------

                                           $1,547.8       $1,342.6
                                           ========      =========

See accompanying notes to financial statements.


      GENERAL SIGNAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
                    Condensed Statement of Cash Flows
                               (In millions)
                                (Unaudited)

                                        Increase (Decrease) in Cash
                                            and Cash Equivalents

                                               Six Months Ended
                                                    June 30,
                                                1995                  1994
CASH FLOWS FROM OPERATING ACTIVITIES:

 Earnings from continuing operations       $    50.7               $   47.5
 Adjustments to reconcile earnings
   to net cash from operating
   activities:
     Deferred taxes                              4.1                    0.6
     Depreciation and amortization              28.0                   27.2
     Pension credits                            (5.0)                  (6.5)
     Other, net                                  9.3                   (1.2)
 Changes in working capital                    (49.5)                 (53.6)
                                               -----                  -----
     Net cash from operating activities         37.6                   14.0

CASH FLOWS FROM INVESTING ACTIVITIES:
 Divestitures                                    2.7                   19.1
 Acquisitions                                 (190.0)                 (20.5)
 Capital expenditures                          (21.4)                 (36.3)
 Other, net                                     (2.3)                  (3.2)
                                              -------                -------
     Net cash from investing activities       (211.0)                 (40.9)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net change in short and long-term
   borrowings                                   202.1                  59.1
 Dividends paid                                 (22.7)                (21.3)
 Shares repurchased                              (9.9)                 (6.7)
 Proceeds from stock options                      6.3                   2.7
                                               ------                 -----
     Net cash from financing activities         175.8                  33.8
 Effect of exchange rate changes
   on cash                                        - -                   0.2

 Net change in cash and cash
   equivalents                                    2.4                   7.1
 Cash and cash equivalents at
   beginning of period                            0.3                   1.3
 Cash and cash equivalents at end            --------              ----------
   of period                                 $    2.7               $    8.4
                                             ========              =========

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

2.  Inventories
                                          June 30,   December 31,
                                            1995          1994
                                               (in millions)
     Finished goods                     $    75.4     $    62.1
     Work in process                         67.8          68.0
     Raw material and purchased parts       111.5         106.4
           Total FIFO cost                  254.7         236.5
     Excess of FIFO cost over LIFO
           inventory value                  (22.3)        (23.2)

     Net carrying value                 $   232.4      $   213.3


3.  Business Segment Information          Three Months Ended June 30,
                                               1995         1994
                                                  (in millions)
     Net sales:
     Process Controls                   $   186.3    $   146.3
     Electrical Controls                    169.9        152.3
     Industrial Technology                   65.2         80.1
                                        $   421.4    $   378.7
     Operating earnings:
     Process Controls                   $    26.0    $    19.1
     Electrical Controls                      7.6(a)      10.9
     Industrial Technology                   12.6(a)      14.9

     Total operating earnings before
        unallocated expenses, equity
        income and interest                  46.2         44.9

     Equity income                            0.2         (0.1)
     Net interest expense                    (4.8)        (2.9)
     Unallocated expenses                    (5.6)        (4.3)

     Earnings before income taxes       $    36.0    $    37.6

3.  Business Segment Information      Six Months Ended June 30,
    (cont.)                                 1995         1994
                                                (in millions)
     Net sales:
     Process Controls                   $   361.9    $   288.0
     Electrical Controls                    330.0        286.8
     Industrial Technology                  140.5        146.3
                                        $   832.4    $   721.1
     Operating earnings:
     Process Controls                   $    48.1    $    37.2
     Electrical Controls                     20.1(a)      20.5
     Industrial Technology                   27.5(a)      26.4

     Total operating earnings before
        unallocated expenses, equity
        income and interest                  95.7         84.1

     Equity income                            0.2          0.6
     Net interest expense                    (8.9)        (5.7)
     Unallocated expenses                    (9.0)        (7.1)

     Earnings before income taxes       $    78.0      $  71.9


(a) Includes $7.6 million in Electrical Controls and $0.2 million in Industrial Technology of charges and costs related to acquisition integration and consolidation of operations.


4.   Property, Plant and Equipment       June 30,   December 31,
                                           1995          1994
                                              (in millions)
     Property, plant and equipment,
     at cost                            $   657.6      $  611.8

     Accumulated depreciation and
     amortization                          (358.8)       (331.3)

     Property, plant and equipment,
     net                                $   298.8     $   280.5


5. Supplemental Information-Statement of Cash Flows

                                            Six Months Ended
                                                June 30,
                                            1995          1994
                                               (in millions)
     Cash paid (received) for:
     Interest                            $     7.4    $     6.2
     Income taxes                        $     2.9    $     1.1
     Liabilities assumed in conjunction
       with acquisitions:
     Fair value of assets acquired       $   190.0    $     7.8
     Cash paid                              (190.0)        (7.8)
                                         $     - -    $      - -




6.  Discontinued Operations


The company recorded a $75.0 million before tax charge ($49.6 million after taxes) for additional expected losses relating to the disposal of Leeds & Northrup, accounted for as a discontinued operation. The losses resulted from anticipated lower net proceeds from selling the operation in its several component pieces rather than as a single entity to one buyer, additional severance, and other potential costs of closing portions of any remaining operations.


7.  Acquisition of Best Power


On June 13, 1995, the company completed a cash tender offer for Best Power Technology. The aggregate purchase price was approximately $190 million, which was financed through the issuance of commercial paper. The acquisition has been accounted for as a purchase.

The company recorded a $7.4 million before tax charge ($4.8 million after tax) during the second quarter of 1995 primarily for severance and other consolidation costs relating to the combination of existing General Signal locations with Best Power.

Best Power is a leading manufacturer of uninterruptible power supply products, which provide backup power and protect computers, information networks, and other critical systems from power line disturbances.

Unaudited pro forma data giving effect to the purchase as if Best
Power had been acquired at the beginning of 1994 are shown below:

                          Six Months Ended
                        1995             1994

  Net sales          $ 891.8            $ 791.8
  Net earnings       $  (6.1) (1)       $  48.9
  Earnings
    per share        $ (0.13) (1)       $  1.04


(1) Includes acquisition-related before tax charges of $7.4 million ($4.8 million after tax or $0.10 per share) and after tax charges for discontinued operations of $49.6 million or $1.05 per share.

8.  Other Acquisitions


On May 8, 1995, the company and Data Switch Corporation agreed to merge. Subject to Data Switch shareholder approval, the merger is expected to be completed during the fourth quarter of 1995. The agreement calls for General Signal to issue 1.5 million shares of common stock in exchange for all of the outstanding shares of Data Switch. The company intends to account for the merger as a pooling of interests.

Data Switch designs, manufactures, markets and services a range of products for large scale, high speed data networks. Data Switch is the number two supplier, behind IBM, of switches which connect mainframe computer systems with local or remote peripherals such as printers, magnetic tape drives, and disk drives.

On July 27, 1995, the company acquired MagneTek Electric, Inc., the medium-power transformer business of Magnetek, Inc. for $76 million in cash and the assumption of liabilities. The acquisition will be accounted for as a purchase.

MagneTek Electric, located in Waukesha, Wisconsin, is a market leader in the design and manufacture, sales, and installation of medium-sized power transformers and related products. Power transformers are used by utilities to reduce, or "step down" power in substations before it is sent on to residential, commercial and industrial users. "Medium" power transformers have a capacity of 10 to 100 million volt amperes (MVA).


9.  Repurchase of Shares


In March 1994, a two year program to repurchase up to 3.4 percent or 1.6 million shares of the company's outstanding stock at that time was approved by the Board of Directors. These shares will be purchased systematically in open market transactions, and will be used to offset dilution from the expected exercise of employee stock options arising from the company's executive stock ownership program. To date, approximately 878 thousand shares have been repurchased under the program.

                  ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Results of Operations -
            Second Quarter 1995 Compared With Second Quarter 1994


                                        Second Quarter
                                     1995           1994        Change
     Net sales                      $421.4         $378.7        11.3%

Sales improved 11 percent over 1994 levels, of which three quarters related to acquisitions and the remainder reflected improved order activity. International sales in 1995 totalled 21 percent of the company's net sales. Export sales increased 65 percent to approximately $45 million, reflecting the acquisition of Fairbanks-Morse Pump Corporation in late 1994 and several large orders in Process and Electrical Controls.

Overall, Process Controls sector sales increased 27.3 percent from increased shipments of pumps, valves, industrial mixers and laboratory equipment, despite declines in foreign sales of industrial mixers. The increased pump sales resulted primarily from the acquisition of Fairbanks-Morse.

Sales in the Electrical Controls sector increased 11.6 percent. Best Power added $8.2 million sales to the 1995 quarter, accounting for almost half of the sector's increase. The remaining increase was led by stronger demand for building and life safety products and broadcast equipment, price increases in the distributor products line, and higher exports of uninterruptible power supplies from Italy to other parts of Europe as a result of the weakening of the Italian lira relative to other European currencies.

The Industrial Technology sector sales decreased 18.6 percent, mostly due to sales declines in telecommunications and OEM bicycle and automotive components, and the completion of the U. S. Postal Service stamp vending machine contract.

                                        Second Quarter
                                     1995           1994        Change
     Gross profit                   $124.0         $109.6        13.1%
          Percentage of net sales    29.4%          28.9%

Gross profits in 1995 included $0.9 million of LIFO reserve liquidations. There were no LIFO liquidations in 1994. Margin improvements were strongest for our mixer, valve and life safety products.


                                        Second Quarter
                                     1995           1994        Change
     Selling, general and
     administrative expenses        $75.8          $69.1          9.7%
          Percentage of net sales    18.0%          18.2%

Selling, general and administrative expenses improved as a percent of sales in 1995 reflecting the  company's continued cost management efforts.
Included in selling, general and administrative expenses were pension credits of $2.8 million in 1995 and $3.5 million in 1994.
                                        Second Quarter
                                     1995           1994        Change
     Operating earnings             $48.6(a)       $40.5        20.0%
          Percentage of net sales    11.5%          10.7%

(a) Excluding $7.8 million of one-time charges, consisting of $7.4 million of severance, asset write-downs and other Best acquisition-related charges, $0.2 million of Best integration costs included in operations, and $0.2 million of costs related to the relocation of a GS Telecom plant included in operations. Earnings for the Process Controls sector were up 36.1 percent. The improved results, which were led by pumps and mixers, came principally from productivity improvements, reduced costs and the acquisition of Fairbanks-Morse.

Electrical Controls sector operating earnings were up 39.4 percent, excluding one-time charges. This improvement is attributable primarily to stronger sales activity during the period and cost containment efforts, with the strongest earnings growth seen in broadcast equipment, followed closely by uninterruptible power supplies.

The Industrial Technology sector operating earnings, excluding one-time charges, declined 14.1 percent during 1995. The declines were led by the completion of the U. S. Postal Service stamp vending machine contract and OEM bicycle and automotive products.

Unallocated expenses were positively impacted by $2.9 million of accrual adjustments that related primarily to the semiconductor equipment operations, environmental reserves and other accruals. However, these positive adjustments were more than offset by higher costs that resulted from the establishment of a centralized purchasing function at corporate headquarters, along with higher spending on manufacturing integration and mergers and acquisitions activities.


                                         Second Quarter
                                     1995           1994        Change
     Net interest expense            $4.8           $2.9          65.5%
          Percentage of net sales     1.1%           0.8%

Net interest expense increased as a result of higher average debt levels and borrowing rates during 1995 as compared to 1994. The acquisition of Best Power during the second quarter added approximately $0.5 million to 1995 interest expense.

Earnings from continuing operations, exclusive of acquisition-related charges, were $28.4 million or $0.60 per share in 1995 compared to $25.3 million or $0.53 per share in 1994. The company's effective tax rate was approximately 35.0 percent in 1995 compared with 32.7 percent in 1994. Included in the 1994 tax rate were favorable adjustments to prior year tax liabilities and the recognition of net operating loss carryforwards.

      Results of Operations - First Half 1995 Compared With First Half 1994


                                        First Half
                                     1995           1994        Change
     Net sales                      $832.4         $721.1       15.4%

Sales improved 15 percent over 1994 levels, of which one-half related to acquisitions and the remainder reflected improved order activity.
International sales in 1995 totalled 21 percent of the company's net sales. Export sales increased 60.3 percent, reflecting the acquisition of Fairbanks-Morse Pump Corporation in late 1994 and several large orders in Process and Electrical Controls.

Overall, Process Controls sector sales increased 25.1 percent from increased shipments of pumps, valves, industrial mixers and laboratory equipment, despite minor declines in foreign sales of industrial mixers. The increased pump sales resulted primarily from the acquisition of Fairbanks-Morse.

Sales in the Electrical Controls sector increased 15.7 percent. The increase was led by stronger demand for building and life safety products and electrical fittings, and higher exports of uninterruptible power supplies from Italy to other parts of Europe as a result of the weakening of the Italian lira relative to other European currencies.

The Industrial Technology sector sales decreased 4.0 percent, mostly from the completion of the U. S. Postal Service stamp vending machine contract.

                                        First Half
                                     1995           1994        Change
     Gross profit                   $241.7         $209.0        15.6%
          Percentage of net sales    29.0%          29.0%

Gross profits included $0.9 million of LIFO reserve liquidations in 1995 and $0.5 million in 1994.

                                        First Half
                                     1995           1994        Change
     Selling, general and
     administrative expenses        $147.4         $131.4        12.1%
          Percentage of net sales    17.7%          18.2%

Selling, general and administrative expenses improved as a percent of sales in 1995 reflecting the company's continued cost management efforts. Included in selling, general and administrative expenses were pension credits of $5.0 million in 1995 and $6.5 million in 1994.

                                        First Half
                                     1995           1994        Change
     Operating earnings             $94.7(a)       $77.6        22.0%
          Percentage of net sales    11.4%          10.8%

(a) Excluding $7.8 million of one-time charges, consisting of $7.4 million of severance, asset write-downs and other Best acquisition-related charges, $0.2 million of Best integration costs included in operations, and $0.2 million of costs related to the relocation of a GS Telecom plant included in operations.
Earnings for the Process Controls sector were up 29.3 percent. The improved results, which were led by pumps and mixers, came principally from productivity improvements, reduced costs and the acquisition of Fairbanks-Morse.

Electrical Controls sector operating earnings, excluding one-time charges, were up 35.1 percent. This improvement is attributable primarily to stronger sales activity during the period and cost containment efforts, with the strongest earnings growth seen in broadcast equipment, followed closely by uninterruptible power supplies.

The Industrial Technology sector operating earnings improved 4.9 percent during 1995, excluding one-time charges. This sector's improvements were led by telecommunications and OEM bicycle automotive products, offset by a decline in transit equipment earnings that resulted from the completion of the U. S. Postal Service stamp vending machine contract.

During the first quarter of 1995, non-recurring items (primarily cash settlements of royalty and insured matters) increased earnings of Electrical Controls by $1.8 million and Industrial Technology by $2.0 million, and reduced unallocated expenses by $1.9 million. During 1994, non-recurring items (primarily non-cash adjustments to reserves) increased Industrial Technology earnings by $1.8 million.

Unallocated expenses during the second quarter of 1995 were positively impacted by $2.9 million of accrual adjustments that related primarily to the semiconductor equipment operations, environmental reserves and other accruals. However, these positive adjustments were more than offset by higher costs that resulted from the establishment of a centralized purchasing function at corporate headquarters, along with higher spending on manufacturing integration and mergers and acquisitions activities.

                                         First Half
                                     1995           1994        Change
     Net interest expense            $8.9           $5.7           56.1%
          Percentage of net sales     1.1%           0.8%

Net interest expense increased as a result of higher average debt levels and borrowing rates during 1995 as compared to 1994. The acquisition of Best Power added approximately $0.5 million to 1995 interest expense.

Earnings from continuing operations, excluding one-time charges, were $55.7 million or $1.17 per share in 1995 compared to $47.5 million or $1.00 per share in 1994. The company's effective tax rate was approximately 35 percent in 1995 compared to 34 percent in 1994.

        Financial Condition - June 30, 1995 Compared to December 31, 1994

Operations generated cash of $37.6 million, compared to $14.0 million in 1994, with the increase reflecting improved earnings and working capital management. Included in operating cash flows were expenditures of $38.9 million related to previously divested operations (primarily the semiconductor equipment operations), and $5.0 million for severance pay. These expenditures were charged against accruals. Management anticipates that these expenditures will result in lower future costs from higher productivity.

The company acquired Best Power on June 13, 1995, for approximately $190 million. Proceeds from the disposition of a portion of the discontinued operations were $2.7 million in 1995, with no impact on income during the quarter. The company used $21.4 million for capital expenditures. Dividends paid totalled $22.7 million, common shares repurchased amounted to $9.9 million, and additional amounts borrowed during the first half totalled $202.1 million, of which approximately $190 million related to the acquisition of Best Power.

Long-term debt-to-total capitalization was 47.7 percent at June 30, 1995, with increases in borrowing levels reflecting primarily the acquisition of Best Power.

At June 30, 1995, the company had a $44.7 million valuation allowance established against its gross deferred tax assets of approximately $322.8 million. As a result of the acquisition of Best Power, the company recognized additional gross deferred tax assets of $1.5 million and additional valuation allowance of $1.5 million against those acquired deferred tax assets. In addition, the valuation allowance is presently projected to be reduced by $7 million during 1995 as a result of anticipated utilization of tax net operating loss carryforwards. The valuation allowance is based on management's assessment that it was more likely than not that the net deferred tax assets will be realized through future taxable earnings or alternative tax strategies. In the event that the tax benefits relating to the valuation allowance are subsequently realized, $6.6 million of such benefits would reduce goodwill.

The company is well-positioned to finance future working capital requirements and capital expenditures through current earnings and available credit facilities. The pending merger with Data Switch will be completed through the issuance of 1.5 million additional shares of common stock, and the acquisition of MagneTek Electric was financed through additional commercial paper in July 1995.
                                  Other Matters

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

   (b) Form 8-K dated June 26, 1995 related to the acquisition of Best Power Technology, Inc.

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

DATE:  August 11, 1995

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


DATE:  August 11, 1995