Form 10-Q
period 1995-09-30
GENERAL SIGNAL CORP
filed 1995-10-19
CIK 40834

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q


                                (Mark One)
           (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 1995   Commission file number 1-996

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

                                X
                              (Yes)     (No)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock, par value $1.00          47,436,328
           (Class)               (Outstanding at October 17, 1995)


                          PART I: FINANCIAL INFORMATION
                           ITEM 1: FINANCIAL STATEMENTS
             GENERAL SIGNAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
                         Condensed Statement of Earnings
                       (In millions, except per share data)
                                   (Unaudited)
                                             Three Months Ended September 30,
                                                    1995             1994

Net sales                                        $   455.5       $   390.0

Cost of sales                                        320.1           276.3

Selling, general and administrative expenses          86.7            68.6

                                                     406.8           344.9

Operating earnings                                    48.7            45.1

Interest expense, net                                 (7.5)           (3.3)

Earnings before income taxes                          41.2            41.8

Income taxes                                          15.6            14.2

Earnings from continuing operations                   25.6            27.6

Discontinued operations                              (14.4)            0.2

Net earnings                                      $   11.2       $    27.8

Earnings per share of common stock:
    Continuing operations                        $    0.54       $    0.58
    Discontinued operations                          (0.30)            .01

Net earnings                                     $    0.24       $    0.59

Dividends declared per common share              $   0.240       $   0.225

Average common shares outstanding                     47.5            47.3



See accompanying notes to financial statements.


             GENERAL SIGNAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
                         Condensed Statement of Earnings
                       (In millions, except per share data)
                                   (Unaudited)

                                            Nine Months Ended September 30,
                                                    1995             1994

Net sales                                       $  1,287.9      $  1,111.1

Cost of sales                                        910.8           788.4

Selling, general and administrative expenses         234.1           200.0

Acquisition of businesses and special items            7.4           - -

                                                   1,152.3           988.4

Operating earnings                                   135.6           122.7

Interest expense, net                                (16.4)           (9.0)

Earnings before income taxes                         119.2           113.7

Income taxes                                          42.9            38.7

Earnings from continuing operations                   76.3            75.0

Discontinued operations                              (64.0)            2.4

Net earnings                                    $     12.3       $    77.4

Earnings per share of common stock:
    Continuing operations                       $     1.61      $     1.58
    Discontinued operations                          (1.35)           0.06

Net earnings                                    $     0.26      $     1.64

Dividends declared per common share             $    0.720      $    0.675

Average common shares outstanding                     47.3            47.3




See accompanying notes to financial statements.

         GENERAL SIGNAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
                          Condensed Balance Sheet
                               (In millions)
                                (Unaudited)

                                     September 30,    December 31,
Assets                                      1995           1994

Current assets:

    Cash and cash equivalents            $   4.5         $  0.3

    Accounts receivable                    296.7          258.3

    Inventories                            236.0          213.3

    Prepaid expenses and other
         current assets                     36.3           44.5

    Assets held for sale at estimated
         realizable value                   47.7          153.6

    Deferred income taxes                   64.9           47.2

         Total current assets              686.1          717.2

Property, plant, and equipment             306.2          280.5

Intangibles                                398.5          194.3

Other assets                               150.8          134.5

Deferred income taxes                       13.0           16.1

                                        $1,554.6       $1,342.6



See accompanying notes to financial statements.

         GENERAL SIGNAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
                     Condensed Balance Sheet-Continued
                               (In millions)
                                (Unaudited)
                                      September 30,   December 31,
Liabilities and Shareholders' Equity      1995           1994

Current liabilities:

  Short-term borrowings and
    current maturities of long-term
    debt                                  $    4.5      $    2.2

  Accounts payable                           146.5         152.9

  Accrued expenses                           175.1         183.1

  Income taxes                                25.5          18.9

    Total current liabilities                351.6         357.1

Long-term debt, less current
  maturities                                 503.9         269.1

Accrued postretirement and
  postemployment obligations                 150.9         161.2

Other liabilities                             18.3           7.3

  Total long-term liabilities                673.1         437.6

Shareholders' equity:

  Common stock, authorized 150.0
    shares; issued 64.2 shares
    at September 30, 1995 and 63.7
    shares at December 31, 1994               77.8          77.4

  Additional paid-in capital                 296.6         281.1

  Retained earnings                          598.7         620.5

  Cumulative translation adjustments         (10.0)        (12.1)

  Common stock in treasury, at cost;
    16.9 shares at September 30, 1995
    and 16.6 shares at
    December 31, 1994                       (433.2)       (419.0)

    Total shareholders' equity               529.9         547.9

                                          $1,554.6      $1,342.6

See accompanying notes to financial statements.


GENERAL SIGNAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
                    Condensed Statement of Cash Flows
                               (In millions)
                                (Unaudited)

                                        Increase (Decrease) in Cash
                                            and Cash Equivalents

                                               Nine Months Ended
                                                 September 30,
                                              1995      1994
CASH FLOWS FROM OPERATING ACTIVITIES:
 Earnings from continuing operations       $    76.3               $   75.0
 Adjustments to reconcile earnings
   to net cash from operating
   activities:
     Deferred taxes                                        3.8          1.2
     Depreciation and amortization                        44.6         40.1
     Pension credits                                      (7.1)        (9.4)
     Employee stock benefits                              11.3          2.6
     Other, net                                           (0.7)        (5.6)
 Changes in working capital                              (33.9)       (70.5)

     Net cash from operating activities                   94.3         33.4

CASH FLOWS FROM INVESTING ACTIVITIES:
 Divestitures                                              33.7        26.2
 Acquisitions                                            (270.3)      (17.2)
 Capital expenditures                                     (32.0)      (54.9)
 Other, net                                                 4.5        (1.8)
     Net cash from investing activities                  (264.1)      (47.7)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net change in short and long-term
   borrowings                                             217.6        55.8
 Dividends paid                                           (34.0)      (32.0)
 Shares repurchased                                       (17.0)       (8.4)
 Proceeds from stock options                                7.4         3.3
     Net cash from financing activities                   174.0        18.7

EFFECT OF EXCHANGE RATE CHANGES
   ON CASH                                                  - -         0.4

 Net change in cash and cash
   equivalents                                              4.2         4.8
CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                      0.3         1.3
 CASH AND CASH EQUIVALENTS AT END
   OF PERIOD                                           $    4.5    $    6.1

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

2.  Inventories

                                                 September 30,  December 31,
                                                      1995          1994

     Finished goods                              $    76.5     $    62.1
     Work in process                                  70.2          68.0
     Raw material and purchased parts                111.6         106.4
           Total FIFO cost                           258.3         236.5
     Excess of FIFO cost over LIFO
           inventory value                           (22.3)        (23.2)

     Net carrying value                          $   236.0     $   213.3


3.  Business Segment Information   Three Months Ended September 30,
                                             1995         1994

     Net sales:
     Process Controls                   $   176.7    $   150.6
     Electrical Controls                    217.4        163.9
     Industrial Technology                   61.4         75.5
                                        $   455.5    $   390.0
     Operating earnings:
     Process Controls                   $    22.6    $    19.3
     Electrical Controls                     19.9         14.4
     Industrial Technology                   12.0         15.7

     Total operating earnings before
        unallocated expenses, equity
        income and interest                  54.5         49.4

     Equity income                            0.4          0.1
     Net interest expense                    (7.5)        (3.3)
     Unallocated expenses                    (6.2)        (4.4)

     Earnings before income taxes       $    41.2    $    41.8

3.  Business Segment Information    Nine Months Ended September 30,
    (continued)                                1995         1994

     Net sales:
     Process Controls                   $   538.6    $   438.5
     Electrical Controls                    547.4        450.7
     Industrial Technology                  201.9        221.9
                                        $ 1,287.9   $  1,111.1
     Operating earnings:
     Process Controls                   $    70.7    $    56.5
     Electrical Controls                     40.0 (a)     34.9
     Industrial Technology                   39.5         42.1

     Total operating earnings before
        unallocated expenses, equity
        income and interest                 150.2        133.5

     Equity income                            0.6          0.7
     Net interest expense                   (16.4)        (9.0)
     Unallocated expenses                   (15.2)       (11.5)

     Earnings before income taxes       $   119.2    $   113.7


(a) Includes $7.4 million of one-time charges related to the acquisition of Best Power Technology, Inc.


4.   Property, Plant and Equipment   September 30,    December 31,
                                           1995          1994

     Property, plant and equipment,
     at cost                            $   680.9      $  611.8

     Accumulated depreciation and
     amortization                          (374.7)       (331.3)

     Property, plant and equipment,
     net                                $   306.2     $   280.5


5. Supplemental Information-Statement of Cash Flows

                                            Nine Months Ended
                                               September 30,
                                            1995          1994

     Cash paid (received) for:
     Interest                            $    16.6    $     7.7
     Income taxes                        $     5.5    $     6.6
     Liabilities assumed in conjunction
       with acquisitions:
     Fair value of assets acquired       $   277.3    $    17.2
     Cash paid                              (270.3)       (17.2)
                                         $     7.0    $     - -

6.  Discontinued Operations


In the second quarter of 1995, the company recorded a $75 million before tax charge ($49.6 million after tax) for additional expected losses relating to the disposal of Leeds & Northrup (L&N), accounted for as a discontinued operation.

Portions of L&N have been sold or are under contract for sale. Based on current discussions with potential buyers for the remaining portions of L&N and for Dynapower/Stratopower, also a discontinued operation, the company has recorded, in the third quarter, an additional $24.9 million before tax charge ($14.4 million after tax) for additional expected losses on disposition. Although the provisions for losses recorded through September 30, 1995 represent management's best estimate of the likely outcome based on contracts signed and current negotiations, the final sales proceeds and closing costs are subject to further negotiations and are not determinable at this time.


7.  Acquisitions


On June 13, 1995, the company completed a cash tender offer for Best Power Technology, Inc. ("Best"). The aggregate purchase price was approximately $196 million, which was financed through the issuance of commercial paper. The acquisition has been accounted for as a purchase.

The company recorded a $7.4 million before tax charge ($4.8 million after tax) during the second quarter of 1995 primarily for severance and other consolidation costs relating to the combination of existing General Signal locations with Best.

Best is a leading manufacturer of uninterruptible power supply products, which provide backup power to protect computers, information networks, and other critical systems from power line disturbances.

On July 27, 1995, the company acquired MagneTek Electric Inc.
("Waukesha") for $74 million in cash and the assumption of liabilities. The purchase price was financed through the issuance of commercial paper. The acquisition has been accounted for as a purchase.

Waukesha is a market leader in the design and manufacture, sale and installation of medium-power transformers and related products. Power transformers are used by utilities to reduce or "step down" power in substations before it is sent on to residential, commercial and industrial users. "Medium" power transformers have a capacity of 10 to 100 million volt amperes (MVA).

Unaudited pro forma data giving effect to the acquisitions of Best and Waukesha as if they had been acquired at the beginning of 1994 are shown below:

                           Nine Months Ended
                         1995             1994

  Net sales             $ 1,399.0       $ 1,295.4
  Net earnings          $     4.2(1)     $    76.1
  Earnings
    per share           $    0.09(1)     $    1.61


(1) Includes acquisition-related before tax charges of $7.4 million ($4.8 million after tax or $0.10 per share) and after tax charges for discontinued operations of $64.0 million or $1.35 per share.



8.  Other Acquisitions


On May 8, 1995, the company and Data Switch Corporation agreed to merge. Subject to Data Switch shareholder approval, the merger is expected to be completed during the fourth quarter of 1995. The agreement calls for General Signal to issue up to 2.1 million shares of common stock in exchange for all of the outstanding shares of Data Switch. The company intends to account for the merger as a pooling of interests.

Data Switch designs, manufactures, markets and services a range of products for large scale, high speed data networks. Data Switch is the number two supplier, behind IBM, of switches which connect mainframe computer systems with local or remote peripherals such as printers, magnetic tape drives and disk drives.


9.  Repurchase of Shares


In March 1994, a two year program to repurchase up to 3.4 percent or 1.6 million shares of the company's outstanding common stock at that time was approved by the Board of Directors. These shares are being purchased systematically in open market transactions, and are being used to offset dilution from the expected exercise of employee stock options arising from the company's executive stock ownership program. To date, approximately 1.1 million shares have been repurchased under the program.

                  ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Results of Operations - Third Quarter 1995 Compared
                 With Third Quarter 1994


                                        Third Quarter

                                     1995           1994        Change
     Net sales                      $455.5         $390.0        16.8%

Sales related to comparable businesses were relatively flat compared to 1994, and substantially all the increase results from companies acquired in 1995 and late 1994. International sales in 1995 totaled 24 percent of the company's net sales. Export sales increased 31 percent to approximately
$40 million. This increase was attributable to greater export activity in Process and Electrical Controls as well as the acquisitions of Fairbanks-Morse Pump Corporation ("Fairbanks") and Waukesha in
December 1994 and July 1995, respectively.

Process Controls sector sales increased 17 percent from increased shipments of pumps, valves, industrial mixers, crystal growing furnaces and laboratory equipment. The increased pump sales resulted primarily from the acquisition of Fairbanks.

Overall, sales in the Electrical Controls sector increased 33 percent. The acquisitions of Best and Waukesha accounted for substantially all of the sector's increase. Improvements in building and life safety products, broadcast equipment and power transformers were offset by lower volume from major motors business customers' production curtailments.

Industrial Technology sector sales decreased 19 percent due to the completion of the U.S. Postal Service stamp vending machine contract as well as sales declines in OEM bicycle and automotive component products.

                                        Third Quarter

                                     1995           1994        Change
     Gross profit                   $135.4         $113.7        19.1%
     Percentage of net sales         29.7%          29.1%

Gross profit as a percentage of sales improved 0.6 percent. The increase is primarily the result of higher margins on Best sales as well as improved cost structures at several businesses. Margin improvements were strongest for valve, broadcast equipment and telecommunication products. Margin improvements were also realized due to the completion of a lower margin
U.S. Postal Service contract. Included in gross profit is $0.7 million of inventory write-offs that resulted from the bankruptcy of a major electric motors customer.

                                        Third Quarter

                                     1995           1994        Change
     Selling, general and
     administrative expenses        $86.7          $68.6          26.4%
     Percentage of net sales         19.0%          17.6%

Selling, general and administrative expenses increased as a percentage of sales by 1.4 percent. Higher operating expenses-to-sales at Best, as well as $0.9 million of merger integration expenses for Best and Waukesha and $0.4 million of expenses related to the shut-down of Telenex's
Springfield, Virginia plant were the principal reasons for the increase. Included in selling, general and administrative expenses in 1995 and 1994 were pension credits of $2.4 million and $2.9 million, respectively.

                                        Third Quarter

                                     1995           1994        Change
     Operating earnings             $48.7          $45.1        8.0%
     Percentage of net sales         10.7%          11.6%

Earnings from the Process Controls sector were up 17 percent. This was due to stronger sales activity, the acquisition of Fairbanks and productivity improvements in our mixer and valve businesses.

Electrical Controls sector operating earnings increased 38 percent caused predominantly by the additions of Best and Waukesha.

Earnings for the Industrial Technology sector declined 24 percent. The decline was primarily the result of dumping OEM bicycle components by Chinese competition and due to the completion of the U.S. Postal Service contract.
In addition, the third quarter of 1994 sector results included $1.5 million of royalty income that did not repeat in the same quarter in 1995.

Unallocated expenses were $6.2 million in 1995 compared to $4.4 million in 1994. Unallocated expenses in 1995 were positively impacted by $2.5 million of gains on the sale of assets, offset by higher corporate office expenses that resulted from the establishment of a centralized purchasing function, and greater activity in merger integration and corporate development. Unallocated expenses in 1994 were reduced by a $1.3 million gain on the sale of investments.

                                         Third Quarter

                                     1995           1994        Change
     Net interest expense            $7.5           $3.3          127.3%
     Percentage of net sales          1.6%           0.8%

Net interest expense increased from higher average debt levels that resulted from the acquisitions of Fairbanks, Best and Waukesha in December 1994, June 1995 and July 1995, respectively, and an increase in borrowing rates.

Earnings from continuing operations were $25.6 million or $0.54 per share in 1995 compared to $27.6 million or $0.58 per share in 1994. An adjustment of $1.2 million ($0.03 per share) to increase the 1995 full year effective tax rate from 35 percent to 36 percent was recorded in the third quarter due to an increase in nondeductible goodwill related to the acquisitions of Best and Waukesha. The 1995 full year effective tax rate of 36% was aided by the anticipated utilization of net operating loss carryforwards and a corresponding reduction of $7 million in the related valuation allowance.
The company's effective tax rate in 1994 was 34 percent.

Results of Operations
    - First Nine Months 1995 Compared With First Nine Months 1994

                                      First Nine Months

                                      1995           1994       Change
     Net sales                      $1,287.9       $1,111.1      15.9%

Sales improved 16 percent over 1994 levels, two-thirds of which related to acquisitions and the remainder reflected improved order activity. International sales in 1995 totaled 22 percent of the company's net sales. Export sales increased 50 percent to approximately $130 million, reflecting greater export activity in Process and Electrical Controls and the acquisition of Fairbanks in late 1994.

Process Controls sector sales increased 23 percent from increased shipments of pumps, valves, industrial mixers, crystal growing furnaces and laboratory equipment. The increased pump sales resulted primarily from the acquisition of Fairbanks. The increased mixer business sales were a result of higher foreign and export sales.

Overall, sales in the Electrical Controls sector increased 21 percent. The acquisitions of Best and Waukesha accounted for approximately three-fourths of the sector's increase. The remainder resulted from improved order activity in building and life safety products, broadcast equipment and power transformers.

Industrial Technology sector sales decreased 9 percent due to the completion of the U.S. Postal Service stamp vending machine contract as well as sales declines in telecommunications and OEM bicycle and automotive component products.

                                     First Nine Months

                                     1995           1994        Change
     Gross profit                   $377.1         $322.7        16.9%
     Percentage of net sales         29.3%          29.0%

Gross profit as a percentage of sales improved 0.3 percent. The increase is primarily the result of higher margins at acquired companies as well as improved cost structures at several businesses. Margin improvements were strongest for valve, broadcast equipment and telecommunication products. Margin improvements were also realized due to the completion of a lower margin U.S. Postal Service contract in 1994.

Gross profits included $0.9 million of LIFO reserve liquidations in 1995 and $0.5 million in 1994. Also included in gross profit in 1995 is $0.7 million of inventory write-offs resulting from the bankruptcy of a major electric motors customer.

                                     First Nine Months

                                     1995           1994        Change
     Selling, general and
     administrative expenses        $234.1(a)      $200.0         17.1%
     Percentage of net sales         18.2%          18.0%

(a) Excludes $7.4 million of one time charges relating to severance, asset write downs and other Best acquisition charges recorded in the second quarter.

Selling, general and administrative expenses were flat as a percentage of sales. Higher operating expenses-to-sales at Best as well as $1.1 million of integration expenses and $0.6 million of restructuring expenses contributed to the increase. However, these higher costs were offset by gains on asset sales, as well as pension credits of $7.1 million and $9.4 million in 1995 and 1994, respectively.

                                     First Nine Months

                                     1995           1994        Change
     Operating earnings             $143.0(a)      $122.7       16.5%
     Percentage of net sales         11.1%           11.0%

(a) Excludes $7.4 million of one time charges relating to severance, asset write downs and other Best acquisition charges recorded in the second quarter.

Earnings from the Process Control sector were up 25 percent. One-fourth of the increase related to the acquisition of Fairbanks and the remainder was primarily due to stronger sales activity and productivity improvements in our mixer and valve businesses.

Electrical Controls sector operating earnings increased 36 percent exclusive of the $7.4 million one-time charge taken in the second quarter of 1995. The increase was caused predominantly by the additions of Best and Waukesha, and by $2.0 million of non-recurring items, principally representing the cash settlement of insured matters.

Earnings for the Industrial Technology sector declined 6 percent. The decline was the result of dumping OEM bicycle components by Chinese competition and the completion of the U.S. Postal Service contract. Industrial Technology earnings included $1.5 million of royalty income in both years. In addition, 1994 Industrial Technology earnings were aided by $1.8 million of non-cash adjustments to reserves.

Unallocated expenses were $15.2 million in 1995 compared to $11.5 million in 1994. Unallocated expenses in 1995 were positively impacted by $4.1 million of accrual adjustments that related primarily to the semiconductor equipment operations and environmental reserves, along with cash settlement of insured matters. Also included in 1995 unallocated expenses are gains on the sale of assets of $3.2 million, offset by higher corporate expenses due to the establishment of a centralized purchasing function, and greater activity in merger integration and corporate development. Unallocated expenses in 1994 were reduced by a $1.3 million gain on the sale of investments.

                                     First Nine Months

                                     1995           1994        Change
     Net interest expense            $16.4          $9.0          82.2%
     Percentage of net sales          1.3%           0.8%

Net interest expense increased as a result of higher average debt levels that resulted from the acquisitions of Fairbanks, Best and Waukesha in December 1994, June 1995 and July 1995, respectively, and an increase in borrowing rates.

Earnings from continuing operations, excluding one-time charges, were $81.1 million or $1.71 per share in 1995 compared to $75.0 million or $1.58 per share in 1994. The effective tax rate increased from 34 percent to 36 percent in 1995due to an increase in nondeductible goodwill amortization related to Best and Waukesha. The 1995 effective tax rate of 36 percent was aided by the anticipated utilization of net operating loss carryforwards and a corresponding reduction of $7 million in the related valuation allowance. Included in the 1994 effective tax rate were favorable adjustments to prior year tax liabilities and the recognition of net operating loss carryforwards.

Financial Condition - September 30, 1995 Compared to December 31, 1994

Operations generated cash of $94.3 million, compared to $33.4 million for the same period in 1994, with the increase reflecting improved earnings and working capital management. Included in operating cash flows were expenditures of $47.4 million related to previously divested operations (primarily the semiconductor equipment operations) and $6.0 million for severance pay. These expenditures were charged against accruals. Management anticipates that these expenditures will result in lower future costs from higher productivity.

The company acquired Best on June 13, 1995, for approximately $196 million and Waukesha on July 27, 1995 for approximately $74 million. Proceeds from the disposition of portions of the discontinued operations were approximately $33.7 million in 1995. The Company used $32 million for capital expenditures. Dividends paid totaled $34 million, common shares repurchased amounted to $17 million, and additional amounts borrowed during the first nine months totaled $218 million, most of which was for the acquisitions of Best and Waukesha.

Long-term debt-to-total capitalization was 48.7 percent at September 30, 1995, with increases in borrowing levels reflecting primarily the acquisitions of Best and Waukesha.

At September 30, 1995, the company had a $44.7 million valuation allowance established against its gross deferred tax assets of approximately $314 million. As a result of the acquisition of Best, the company recognized additional gross deferred tax assets of $10.5 million and an additional valuation allowances of $1.5 million against those deferred tax assets.
In addition, the valuation allowance is presently projected to be reduced by $7 million during 1995 as a result of anticipated utilization of net operating loss carryforwards. The valuation allowance is based on management's assessment that it is more likely than not that only a portion of the net deferred tax assets will be realized through future taxable earnings or alternative tax strategies. In the event that the tax benefits relating to the valuation allowance are subsequently realized, $6.6 million of such benefits would reduce goodwill.

The company is well positioned to finance future working capital requirements and capital expenditures through current earnings and available credit facilities. The pending merger with Data Switch is expected to be completed through the issuance of up to 2.1 million additional shares of common stock.


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









                                GENERAL SIGNAL CORPORATION



                                   /s/ Terry J. Mortimer
                                     Terry J. Mortimer
                               Vice President and Controller
                                  Chief Accounting Officer

DATE:  October  19, 1995

                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.









                                GENERAL SIGNAL CORPORATION




                                     Terry J. Mortimer
                               Vice President and Controller
                                 Chief Accounting Officer


DATE:  October  19, 1995