Form 10-K405
period 1995-12-31
GENERAL SIGNAL CORP
filed 1996-03-25
CIK 40834

U.S. Securities and
Exchange Commission
Washington, DC 20549


General Signal Corporation
1995 Form 10-K



[X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 For the Fiscal Year Ended December 31, 1995

or

[ ] Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

Commission File No. 1-996
General Signal Corporation
Box 10010 High Ridge Park, Stamford, Connecticut 06904
Telephone Number (203) 329-4100
IRS Employer Identification No. 16-0445660
State of Incorporation: New York

Securities registered pursuant to Section 12(b) of the Act:

                                                          Name of each exchange
Title of each class                                        on which registered
--------------------------------------------------------------------------------
Common Stock                                             New York Stock Exchange
  par value $1.00
  (Par value reduced                                      Pacific Stock Exchange
  from $6.67 effective
  April 21, 1969)

5.75% Convertible                                        New York Stock Exchange
  Subordinated
  Debentures due
  June 1, 2002

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by non-affiliates as of March 15, 1996 was approximately $1.8 billion. As of March 15, 1996, there were 49.6 million shares of General Signal Corporation common stock outstanding.


Documents incorporated by reference                                         Part
--------------------------------------------------------------------------------
Annual Report to Shareholders for the
  Fiscal Year Ended December 31, 1995                                  I, II, IV
Proxy Statement for 1996 Annual Meeting                                      III

Table of Contents

Item                                                    Page

1    Business .....................................................     1

2    Properties ...................................................     4

3    Legal Proceedings ............................................     4

4    Submission of Matters to a
     Vote of Security Holders .....................................     4

5    Market for the Registrant's Common
     Stock and Related Shareholder Matters ........................     4

6    Selected Financial Data ......................................     4

7    Management's Discussion and
     Analysis of Financial Condition
     and Results of Operations ....................................     4

8    Financial Statements and
     Supplementary Data ...........................................     4

9    Changes in and Disagreements
     with Accountants on Accounting
     and Financial Disclosure .....................................     4

10   Directors and Executive Officers .............................     4

11   Executive Compensation .......................................     4

12   Security Ownership of Certain
     Beneficial Owners and Management .............................     4

13   Certain Relationships and
     Related Transactions .........................................     4

14   Exhibits, Financial Statements,
     Schedules and Reports on Form 8-K ............................     5


Note: Some of the information required in this Form 10-K report ("10-K") was presented in the General Signal Corporation 1995 Annual Report to Shareholders ("Shareholders' Report") and is incorporated herein by reference. A complete copy of the Shareholders' Report is bound on the outside of this 10-K to facilitate reference. Except for those sections specifically referred to as being incorporated herein by reference, the Shareholders' Report shall not be deemed to be "filed" as part of this 10-K. The registrant is also referred to as "the company."

Part I
------
Item 1. Business

General Developments General Signal Corporation, incorporated in New York in 1904, is a manufacturer of equipment for the Process Controls, Electrical Controls and Industrial Technology industries. The company's key Process industry products include pumps, mixers, and valves for municipal water supply and wastewater treatment, pulp, paper, food, pharmaceutical and chemical manufacturing and ultra low-temperature freezers for life science research. In the Electrical industry, key products include uninterruptible power supply and conditioning equipment, power transformers, and fire detection systems. Products serving the Industrial Technology industry include auto and bicycle components, data networking equipment, and fare collection and vending equipment.

In November 1994, the company adopted a plan to sell Leeds & Northrup, formerly a part of the Process Controls business sector, and Dynapower/Stratopower, formerly a part of the Industrial Technology business sector. In 1995, the Company sold the majority of these businesses. The remainder are expected to be sold or shut down in 1996.

During the last five years, the company invested approximately $440 million in cash and 4.4 million shares of common stock to acquire 20 businesses and/or product lines. The notes to the financial statements on pages 32 and 33 of the Shareholders' Report provide additional information for significant acquisitions during the last three years and are incorporated herein by reference.

Financial Information about Business Segments Selected business segment information for the last five fiscal years is summarized on page 35 of the Shareholders' Report and is incorporated herein by reference. There were no classes of similar products or services that exceeded 10 percent of consolidat ed sales.

A summary of information by geographic area for the last five fiscal years is included on page 36 of the Shareholders' Report and is incorporated herein by reference.

Narrative Description of Business

Major Markets and Products and Method of Distribution A description of the registrant's business is included on pages 6 and 7 of the Shareholders' Report and is incorporated herein by reference. The company's products are sold by its own sales organization and through distributors and manufacturers' representatives.

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

Working Capital A discussion of working capital is included on pages 19 and 20 of the Shareholders' Report and is incorporated herein by reference.

Backlog The amount of unfilled orders was approximately $435.8 million as of December 31, 1995 and $307.2 million as of December 31, 1994 (excluding unfilled orders of businesses sold or discontinued). All unfilled orders are expected to be filled within the next succeeding year.

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

Research and Development Research and development information for the last three years is included on page 36 of the Shareholders' Report and is incorporated herein by reference.

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

Pursuant to the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), the company has been notified that it has been named as a potentially responsible party ("PRP") at 34 CERCLA sites which are listed on the National Priorities List ("NPL") maintained by the U.S. Environmental Protection Agency ("EPA"). The law governing CERCLA sites provides that PRPs may be jointly and severally liable for the total costs of investigation and remediation. Based on information available to the company, at five of these sites (Byron Barrell in Byron, NY; Iron Horse Park in Billerica, MA; M.T. Richards in Crossville, IL; Doepke-Holliday in Holliday, KS; and North Penn Water Authority in Montgomery Co., PA), the company believes that its aggregate probable remaining liability will not exceed $3.0 million. At five sites (Berks Associates in Douglasville, PA;

Commercial Oil Services in Oregon, OH; West KL in Kalamazoo, MI; Spectron in Elkton, MD; and Stringfellow in Riverside, CA) the company is of the opinion, based on information currently available, that it contributed less than one percent of the total volume, weight or other allocation criteria at each site and the company believes its aggregate probable remaining liability for these sites will not exceed $350,000. At 16 of the remaining 24 CERCLA NPL sites, the company has resolved its liability by entering into de minimis settlements or buy-out agreements with either the EPA or PRP groups and paying its proportionate share of costs of site investigation and remediation (at an aggregate cost to the company of less than $600,000). The company believes, based on information currently available, that it has no liability at seven CERCLA NPL sites since the company's investigation has not revealed either a record of its having transported or arranged for disposal of hazardous substances to such sites or verifiable evidence of its responsibility for the release or threatened release of hazardous substances at these sites, but the company believes that it could incur future costs (including legal expenses) related to the foregoing which would not exceed approximately $100,000 in the aggregate. Finally, the company received a contractual indemnification claim with respect to a CERCLA NPL site (Cork Street, Kalamazoo Co., MI). No information regarding the company's involvement at such site is currently available.

The company has also received requests for information from the EPA at nine NPL sites for which the company believes, based on its investigation of such matters, that its potential aggregate remaining liability will not exceed $200,000.

The company recently received a notification of potential liability from the EPA under the Toxic Substances Control Act of 1976 with respect to a multi-party site, which is not a CERCLA site, based on the company's alleged generation of toxic substances present at the site. The company's liability, based on currently available information, is estimated to be approximately $100,000. At six sites which are not CERCLA NPL sites, the company has been cited by the EPA with respect to removal actions. The company has entered into settlements and paid its proportionate share of costs at five of these sites, and the company believes that its probable remaining liability at the sixth site is less than $50,000.

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

The company is engaged in site investigation and/or remediation at the following sites presently or formerly owned by the company:

New York Air Brake Landfill/Kelsey Creek Site In February 1990, the company entered into a consent order with the New York State Department of Environmental Conservation ("NYSDEC") to conduct an investigation and remediation at the company's discontinued New York Air Brake facility in Watertown, New York. On March 30, 1994, NYSDEC issued a Record of Decision ("ROD") with respect to site remediation. The remedial action will consist of consolidation of contamination in the existing industrial landfill, capping the landfill, collecting contaminated groundwater downgradient of the landfill, and the removal of certain sediments in Kelsey Creek and a tributary creek. The future cost estimated by the company for site remediation is approximately $11 million. The company has filed litigation against the City of Watertown to challenge an increase in sewer discharge fees for leachate at the landfill and believes that it will ultimately prevail in such litigation.

Hevi-Duty Facility In August 1990, the EPA placed this manufacturing facility of the company, located in Goldsboro, North Carolina, on the NPL; subsequently, the company challenged the listing and the EPA delisted the facility in June 1993. Following the delisting, the company investigated site contamination at this facility and conducted limited initial remediation. The company is participating in a voluntary clean-up program of the state of North Carolina and has entered into an Administrative Order on Consent with the North Carolina Department of Environmental Health and Natural Resources. The company currently believes that the probable aggregate remaining liability for clean-up of this site will be approximately $3 million.

Fairbanks Morse Facility On December 2, 1994, the company acquired Fairbanks Morse, Inc. Based on the company's pre-acquisition environmental assessment and site testing performed at the Fairbanks Morse facility located in Kansas City, Kansas, the company determined that there is soil and groundwater contamination at the site. The company has entered into an Interim Agreement with the Kansas Department of Environment and Health with respect to additional site investigation. The company believes that up to $5 million could be required to investigate and remediate contaminated soil and groundwater at the site. The company is accounting for the foregoing, and for any liability of Fairbanks Morse at the Doepke-Holliday and Stringfellow sites discussed above, under purchase accounting.

The company has reported site contamination to environmental authorities with respect to eight sites which the company formerly owned or operated. The company is undertaking site investigations and remediations at seven of those sites and site investigations at one site. The company believes that the probable aggregate remaining liability for investigation and remediation will not exceed approximately $1.4 million. At one present manufacturing facility and two former manufacturing facilities, the company is performing voluntary site investigation and remediation at a remaining cost not estimated to exceed approximately $600,000, based on information currently available.

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

Employees At December 31, 1995, the company had approximately 12,900 employees, excluding employees of businesses held for sale. Approximately 2,600 employees are represented by 33 different collective bargaining units. The company has generally experienced satisfactory labor relations at its various locations.

Executive Officers of the Registrant

Name, Position, Age at December 31 and Other Information                     Age
--------------------------------------------------------------------------------
Michael D. Lockhart......................................................    46
Chairman and Chief Executive Officer since October 19, 1995. Previously President and Chief Operating Officer since October 3, 1994. Prior to joining the company, Vice President and General Manager of General Electric's Commercial Engines and Services division, along with several other key executive positions at GE. Prior to joining GE, served as vice president and director, The Boston Consulting Group.

Terence D. Martin........................................................    52
Executive Vice President and Chief Financial Officer since February 2, 1995. Previously, Chief Financial Officer of American Cyanamid Company since 1991 and Treasurer since 1988.

Elizabeth D. Conklyn.....................................................     48
Senior Vice President Human Resources since December 14, 1995. Previously, Senior Vice President, Human Resources and Organization for Mobile Telecommunications Technologies since 1994. Served in various human resource management positions with IBM from 1977 to 1994.

William W. Clark.........................................................     54
Vice President - Sourcing since June 15, 1995. Previously, Vice President - Operations of Tau-tron unit since 1992. Served in various management positions with Eastman Kodak Company from 1968 to 1992.

Nino J. Fernandez........................................................     54
Vice President - Investor Relations since May 1, 1987. Previously, Director of Communications since 1974.

Terry J. Mortimer........................................................     50
Vice President and Controller since May 25, 1990. Previously Director Finance and Chief Accountant for Apple Computer since June, 1988. Previously with Becton Dickinson and Company from January, 1981 to June, 1988, most recently as Medical Sector Controller.

Edgar J. Smith, Jr.......................................................     61
Vice President, General Counsel, and Secretary since April 19, 1984, and Vice President and General Counsel since January 1, 1980. Previously, Assistant General Counsel since 1967.

Thomas E. Taylor.........................................................    49
Vice President - Taxes since September 1, 1993. Previously with Elf
Aquitaine, Inc. as Vice President - Taxes since 1985.

Julian B. Twombly........................................................    49
Vice President and Treasurer since December 17, 1991. Prior to joining the company, associated with United Dominion Industries, Ltd. since 1974, most recently as Senior Vice President and Treasurer.

The executive officers are elected annually by the Board of Directors.

There are no family relationships between any of the directors or executive officers of the company.

Item 2. Properties

The Process Controls sector's operations consist of 27 manufacturing facilities in 11 states and eight foreign countries, containing approximately 2.9 million square feet, of which 91 percent is owned and nine percent is leased. The Electrical Controls sector's operations consist of 39 manufacturing facilities in 14 states and seven foreign countries, containing approximately 3.4 million square feet, of which approximately 72 percent is owned and 28 percent is leased. The Industrial Technology sector's operations consist of 11 manufacturing facilities in four states, containing approximately 0.9 million square feet, of which approximately 88 percent is owned and 12 percent is leased.

In addition to manufacturing plants, the company as lessee occupies executive offices in Stamford, Connecticut, and various sales and service locations throughout the world. All of these properties, as well as the related machinery and equipment, are considered to be well maintained, suitable and adequate for their intended purposes. Assets subject to lien are not significant.

As a result of business divestitures and restructuring activities, the company holds 1.7 million square feet of idle facilities and facilities related to discontinued operations for sale or sublease.

Item 3. Legal Proceedings

The company and certain of its subsidiaries are defendants in legal proceedings incidental to its business. Although the ultimate disposition of these proceedings is not presently determinable, management does not expect the outcome to have a material adverse impact on the company's financial position.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Part II
-------
Item 5. Market for Registrant's Common Stock and Related Shareholder Matters

The company's common stock is listed on the New York and Pacific stock exchanges under the symbol "GSX". Information as to quarterly prices for the last two years, and dividends paid is included on pages 24 and 37 of the Shareholders' Report and is incorporated herein by reference. There were approximately 14,400 holders of record of the company's common stock on March 15, 1996.

Item 6. Selected Financial Data

Selected financial data of the company for the last five fiscal years are incorporated herein by reference to pages 38 and 39 of the Shareholders' Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

"Management's Discussion and Analysis of Financial Condition and Results of Operations" appears on pages 17 through 20 of the Shareholders' Report and is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

The financial statements and related notes are incorporated herein by reference to pages 22 through 37 of the Shareholders' Report. Quarterly financial information is incorporated herein by reference to page 37 of the Shareholders' Report. The Report of Independent Auditors, dated January 25, 1996, except for the capital stock note to the financial statements, as to which the date is February 1, 1996, is incorporated herein by reference to page 21 of the Shareholders' Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Part III
--------
Item 10. Directors and Executive Officers

This information is incorporated herein by reference to pages 5 through 10 of the Proxy Statement for the 1996 annual meeting of shareholders. Also see page 3 of this 10-K as to information related to executive officers.

Item 11. Executive Compensation

This information is incorporated by reference to pages 11 through 20 of the Proxy Statement for the 1996 annual meeting of shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management

This information is incorporated by reference to pages 2 through 4 of the Proxy Statement for the 1996 annual meeting of shareholders.

Item 13. Certain Relationships and Related Transactions

Not applicable.

Part IV
-------
Item 14. Exhibits, Financial Statements, Schedules, and Reports on Form 8-K

(a) (1) Financial Statements and Other Financial Data.

        The financial statements of the company and consolidated subsidiaries are incorporated herein by reference to pages 22 through 37 of the Shareholders' Report. The Independ-ent Auditors' Report of Ernst & Young LLP, dated January 25, 1996, except for the capital stock note to the financial statements, as to which the date is February 1, 1996, is incorporated herein by reference to page 21 of the Shareholders' Report.

                                                                            Page

    (2) Schedule II Valuation and Qualifying Accounts......................  8

        All other schedules are omitted as the required information is not applicable or the information is presented in the financial statements or related notes.

    (3) Exhibits.

        3.1 Restated Certificate of Incorporation of General Signal Corporation, as amended through April 21, 1994 incorporated herein by reference to Exhibit 3.1 of the registrant's 1994 10-K filed March 21, 1995.

        3.2 By-laws of General Signal Corporation, as amended through February 1, 1996.

        4.1 Copies of the instruments with respect to the company's long-term debt are available to the Securities and Exchange Commission upon request.

        4.2 Copies of the Credit Agreements among General Signal Corporation and Various Commercial Banking Institutions, through June 1, 1995, as described in the Notes to Financial Statements incorporated herein by reference in (a)(1) above, are available to the Securities and Exchange Commission upon request.

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

      10.10 Employment agreement between Michael D. Lockhart and the registrant dated October 3, 1994 is incorporated herein by reference to exhibit 10.12 of the registrant's 1994 Form 10-K filed March 21, 1995.

      10.11 Employment agreement between Terence D. Martin and the registrant dated February 2, 1995 is incorporated herein by reference to exhibit 10.13 of the registrant's 1994 Form 10-K filed March 21,
            1995.

      10.12 Severance agreement between Edmund M. Carpenter and the registrant dated October 19, 1995.

      10.13 Severance agreement between Joel S. Friedman and the registrant dated December 21, 1995.

      10.14 Severance agreement between George Falconer and the registrant dated November 7, 1995.

      10.15 Shareholder Rights Plan dated February 1, 1996.

       11.0 Computation of Earnings per Share. See page 9 of this report.

       12.0 Calculation of Ratios of Earnings to Fixed Charges. See page 10 of this report.

       13.0 1995 Annual Report to Shareholders. Except for those portions specifically incorporated herein by reference, the company's 1995 Annual Report to Shareholders is furnished for the information of the Commission and is not deemed to be "filed." Pages 17 through 39, including the Independent Auditors' Report on page 21, are specifically incorporated herein by reference.

       21.0 Subsidiaries. See pages 10 through 12 of this report.

       23.0 Consent of Ernst & Young LLP. See page 13.

       27   Financial Data Schedule (EDGAR version only)

(b) Reports on Form 8-K

    A report on Form 8-K was filed on November 2, 1995, reporting the resignation of Edmund M. Carpenter as chairman, chief executive officer and director of the registrant.

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

General Signal Corporation

/s/ Michael D. Lockhart
------------------------------
(Michael D.Lockhart, Chairman)        March 21, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Michael D. Lockhart
------------------------------
(Michael D. Lockhart)                 March 21, 1996
Chairman and Director (Principal Executive Officer)

/s/ Terence D. Martin
------------------------------
(Terence D. Martin)                   March 21, 1996
Executive Vice President and Chief Financial Officer

/s/ Terry J. Mortimer
------------------------------
(Terry J. Mortimer)                   March 21, 1996
Vice President and Controller (Chief Accounting Officer)

/s/ Ralph E. Bailey
------------------------------
(Ralph E. Bailey)                     March 21, 1996
Director

/s/ Van C. Campbell
------------------------------
(Van C. Campbell)                     March 21, 1996
Director

/s/ Ursula F. Fairbairn
------------------------------
(Ursula F. Fairbairn)                 March 21, 1996
Director

/s/ Ronald E. Ferguson
------------------------------
(Ronald E. Ferguson)                  March 21, 1996
Director

/s/ John P. Horgan
------------------------------
(John P. Horgan)                      March 21, 1996
Director

/s/ Roland W. Schmitt
------------------------------
(Roland W. Schmitt)                   March 21, 1996
Director

/s/ John R. Selby
------------------------------
(John R. Selby)                       March 21, 1996
Director

Schedule II  Valuation and Qualifying Accounts

----------------------------------------------------------------------------
General Signal Corporation and Consolidated Subsidiaries
Years Ended December 31, 1995, 1994 and 1993 (In millions)

                                                            Additions
                                                              charged
                                              Balance at   (credited)              Balance at
                                               beginning  to cost and                  end of
                                               of period      expense  Deductions      period
---------------------------------------------------------------------------------------------
1995
Reserves deducted from assets:
    Allowance for doubtful accounts .....   $    10.7(7)  $     4.9  $    (5.0)(1) $    10.6
    Assets held for sale ................   $     8.6          59.5       (0.2)(2) $    67.9
Dispositions and special items:
    Consolidation of operations and other   $    15.9          40.4      (31.6)(1)      24.7
    Acquisition related .................         0.6           5.6       (2.1)(4)       4.1
    Semiconductor .......................        18.1        --          (14.9)(4)       3.2
    Restructuring .......................         2.5        --           (1.8)(4)       0.7
---------------------------------------------------------------------------------------------
                                            $    37.1     $    46.0  $   (50.4)    $    32.7
---------------------------------------------------------------------------------------------
1994
Reserves deducted from assets:
    Allowance for doubtful accounts .....   $    10.5     $     4.5  $    (4.9)(1) $    10.1
---------------------------------------------------------------------------------------------
    Assets held for sale ................   $    14.4     $     8.6  $   (14.4)(3) $     8.6
---------------------------------------------------------------------------------------------
Dispositions and special items:
    Consolidation of operations and other   $  --         $    19.3  $    (3.4)(4) $    15.9
    Acquisition related .................         8.8          (1.5)      (6.7)(4)       0.6
    Semiconductor .......................        13.3          (0.6)        5.4(4),(5)  18.1
    Restructuring .......................        13.0          (3.5)      (7.0)(4)       2.5
---------------------------------------------------------------------------------------------
                                            $    35.1     $    13.7  $   (11.7)    $    37.1
---------------------------------------------------------------------------------------------
1993
Reserves deducted from assets:
    Allowance for doubtful accounts .....   $     8.9     $     4.6  $    (3.0)(1) $    10.5
---------------------------------------------------------------------------------------------
    Assets held for sale ................   $    18.6     $  --      $    (4.2)(3) $    14.4
---------------------------------------------------------------------------------------------
Dispositions and special items:
    Acquisition related .................   $  --         $    13.2  $    (4.4)(4) $     8.8
    Semiconductor .......................        57.3         (53.2)        9.2(4),(6)  13.3
    Restructuring .......................      --              30.5      (17.5)(4)      13.0
---------------------------------------------------------------------------------------------
                                            $    57.3     $    (9.5) $   (12.7)    $    35.1
---------------------------------------------------------------------------------------------

(1) Write-off of bad debts, net of recoveries. Includes reclassifications in 1994 of discontinued operations to assets held for sale.
(2)  Reflects reclassification to accruals.
(3)  Charges to reserve related to businesses divested during 1993 and 1994.
(4)  Charges to reserve for related costs incurred during the year.
(5) Includes reclassification of $8.4 credit balance of GS Japan's cumulative translation adjustment as of December 31, 1994.
(6) Includes $47.6 of excess proceeds on disposal of businesses divested during 1993.
(7) Includes $0.6 of reserves recorded by Data Switch which were consolidated effective January 1, 1995.