Form 10-Q
period 1996-03-31
GENERAL SIGNAL CORP
filed 1996-04-19
CIK 40834

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q

	(Mark One)
	(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 1996   Commission file number 1-996

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

	  X
	(Yes)     (No)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

 Common Stock, par value $1.00	             49.6 million
           (Class) 		 (Outstanding at April 9, 1996)

	PART I: FINANCIAL INFORMATION
	ITEM 1:  FINANCIAL STATEMENTS

GENERAL SIGNAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
           Statement of Earnings

	(In millions, except per share data)
	(Unaudited)

                                                 Three Months
                                                Ended March 31,
                                              1996           1995


Net sales			                              $  481.7       	$  434.1

Cost of sales 		                             351.4	          308.8

Selling, general and administrative
	expenses		                                  102.0	           77.6

Gain on disposition	                         (20.8)            - -

                                            ------           ------
			                                          432.6	          386.4

Operating earnings                          		49.1           	47.7

Interest expense, net	                    	    6.8	            4.5
		                                         -------          -------
Earnings before income taxes	                	42.3	           43.2

Income taxes	                             	   16.9	           15.1
                                           -------        ---------
Net earnings	                	               $25.4       	   $28.1
                                           =======        =========
Earnings per share		                         $0.51	          $0.57
                                           =======        ========
Dividends declared per share		               $0.24 	         $0.24
                                           =======        ========
Average shares outstanding	                   49.5	           49.0
                                           =======        ========


See accompanying notes to financial statements.


	GENERAL SIGNAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
                  	Balance Sheet
                 	(In millions)
                  	(Unaudited)

                                          March 31,    December 31,
Assets                                      1996           1995

Current assets:
  Cash and cash equivalents	             $   15.9        $   1.0

  Accounts receivable 	                     319.3	         323.6

  Inventories 	                             243.1         	234.7

  Prepaid expenses and other
    current assets	                          30.3          	30.1

  Assets held for sale at estimated
	realizable value	                           20.1          	60.4

  Deferred income taxes	                     62.1       	   71.6

	Total current assets	                      690.8	         721.4

Property, plant, and equipment	             302.7         	312.7

Intangibles                             	   402.4         	406.0

Other assets                            	   159.1	         161.6

Deferred income taxes	                       12.6    	      11.5
                                           ------         ------
 			                                     $1,567.6      	$1,613.2
                                         ========       ========


See accompanying notes to financial statements.



	GENERAL SIGNAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
                 	Balance Sheet-Continued
	                     (In millions)
	                      (Unaudited)
                                         March 31,    December 31,
Liabilities and Shareholders' Equity      1996           1995

Current liabilities:
  Short-term borrowings and
    current maturities of long-term
    debt                                  $    5.2      $    9.0

  Accounts payable                           180.6         158.1

  Accrued expenses                           229.0         233.8

  Income taxes                                34.1          31.2
                                            -------       ------
    Total current liabilities                448.9         432.1

Long-term debt, less current
  maturities                                 348.9         428.6

Accrued postretirement and
  postemployment obligations                 143.8         146.9

Other liabilities                             27.6          27.5
                                           --------       -------
  Total long-term liabilities                520.3         603.0
                                            ------       --------
Shareholders' equity:
  Common stock: authorized 150.0
    shares; issued 64.4 shares
    at March 31, 1996 and 64.3
    shares at December 31, 1995               77.9          77.9

  Additional paid-in capital                 306.8         304.2

  Retained earnings                          596.4         582.9

  Cumulative translation adjustments          (3.2)         (3.9)

  Common stock in treasury, at cost:
    14.8 shares at March 31,
    1996 and 15.0 shares at
    December 31, 1995                       (379.5)       (383.0)
                                            -------       -------
    Total shareholders' equity               598.4         578.1
                                          --------      --------
                                          $1,567.6      $1,613.2
                                          ========      ========

See accompanying notes to financial statements.



GENERAL SIGNAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
        	Condensed Statement of Cash Flow
	              (In millions)
	               (Unaudited)

			       Three Months Ended
                                      	             March 31,
                                                 1996       1995
CASH FLOW FROM OPERATING ACTIVITIES:
	Net earnings                              	  $   25.4  	  $   28.1
	Adjustments to reconcile earnings
		to net cash from operating
		activities:
			Gain on disposition                         	(20.8)         - -
			Non-cash charges                             	19.7	         - -
			Deferred taxes	                                4.9         	2.8
			Depreciation and amortization              	  17.4        	14.6
			Pension credits                           	   (2.7)      	 (2.2)
   Other, net                                    	3.9         	6.5
Changes in working capital                  	    (0.7)	  	   (56.0)
			                                              -----       -----
 		Net cash from operating activities	           47.1			      (6.2)

CASH FLOW FROM INVESTING ACTIVITIES:
	Divestitures                                   	71.8         	2.7
	Capital expenditures                          	(11.4)    	 	(12.8)
	Acquisitions, net of cash acquired               - -		       	7.8
	Other, net	                                      0.6	   		   (5.1)
			                                              -----       ------
   Net cash from investing activities	           61.0   			   (7.4)

CASH FLOW FROM FINANCING ACTIVITIES:
	Net change in short and long-term
		borrowings	                                   (83.5)       	41.9
	Dividends paid                                	(11.8) 	     (11.3)
 Issuance of common stock	                        3.0    	     0.8
	Shares repurchased	                             (0.9)    	   (5.9)
                                                ------       ------
			Net cash from financing activities	          (93.2)	   	   25.5
                                                ------       ------
	Net change in cash and cash
		equivalents	                                   14.9	       	11.9
CASH AND CASH EQUIVALENTS AT
	BEGINNING OF PERIOD	                             1.0    	     0.3
                                                ------       ------
CASH AND CASH EQUIVALENTS AT END
	OF PERIOD                                  	$   15.9	  		$   12.2
                                                ======       ======
Interest paid                               	$    6.8 	   $    3.5

Income taxes paid                          	 $    4.7	    $    2.3

See accompanying notes to financial statements.

	GENERAL SIGNAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
          	Notes to Financial Statements
                   	(Unaudited)
       	(In millions, except per share data)

1.		The accompanying unaudited financial statements reflect all
adjustments (consisting of normal, recurring items) necessary for the fair presentation of results for these interim periods.
These results are based upon generally accepted accounting principles consistently applied with those used in the preparation of the company's 1995 Annual Report on Form 10-K.

2.  Inventories
			                                      March 31,   December 31,
                                    			    1996          1995

		Finished goods                     	$    74.8     	$    73.9
		Work in process	                         68.8       	   66.5
		Raw material and purchased parts	       121.7		   	     17.6
                                       --------       ---------
  Total FIFO cost	                        265.3         	258.0
		Excess of FIFO cost over LIFO
			inventory value	                       (22.2)		       (23.3)
                                       --------       ---------
		Net carrying value	                 $   243.1 	   	$   234.7
                                      =========      =========

3.  Business Segment Information      Three Months Ended March 31,
                                             1996         1995
		Net sales:
		Process Controls                      	$   173.1			$   175.6
		Electrical Controls	                       222.6		    	160.1
		Industrial Technology	                      86.0	 	     98.4
                                           -------     -------
	                                        $   481.7			$   434.1
                                           =======     =======
Operating earnings:
		Process Controls	                      $    38.5  	$    22.1
		Electrical Controls	                        10.5	     		12.5
		Industrial Technology	                       7.2			     16.4
                                          --------    --------
Total operating earnings before
		   unallocated expenses and
		   interest	                                56.2		  	   51.0

		Net interest expense	                       (6.8)	     	(4.5)
		Unallocated expenses                        (7.1)       (3.3)
		                                        ---------   ---------
		Earnings before income taxes	          $    42.3			$    43.2
                                         ==========  ==========


4.   Property, Plant and Equipment          March 31,  December 31,
                                          		  1996 	   	  1995

 		Property, plant and equipment,
		at cost	                                $   703.2	  		$  717.8

		Accumulated depreciation and
		amortization	                              (400.5) 		   (405.1)
                                             -------      -------
		Property, plant and equipment,
		net	                                   	$   302.7	 		$   312.7
                                             ======       ======


             ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             (Dollars in millions, except per share data)


Results of Operations

The amounts in the table below were derived from the Consolidated Financial Statements.

                                   1996      1995
                                 Reported  Reported  Change

            Net sales             $481.7    $434.1    11.0%
            Gross profit           130.3     125.3     4.0%
            Selling general and
               administrative
               expenses           102.0       77.6     31.4%
            Operating earnings     49.1       47.7      2.9%
            Interest expense, net   6.8        4.5      51.1%
            Net earnings           25.4       28.1      (9.6%)
            Earnings per share    $0.51      $0.57     (10.5%)

During the first quarter of 1996, the company recorded the following charges and gains in net earnings:

Gain on Disposition: In January 1996, the company sold Kinney Vacuum Company ("Kinney"), a unit of the Process Controls sector, for approximately $29.0 million and recognized a pre-tax gain of approximately $21.0. Included in the gain was a LIFO liquidation of approximately
$1.1 and transaction costs of approximately $0.5.

Product Warranty: In March 1996, the company decided to correct defects in certain products sold in prior years in the Process
Controls sector for which the warranty period had expired, and provided $4.0 to cover the cost of repairs. Management believes that this plan will help the company meet the expectations of its customers. It is anticipated that the amount accrued will be expended in 1996.

Capitalized Software: Based on an assessment of future market potential made during the first quarter, the company decided to write off $4.6 of capitalized software for a product in the Industrial Technology sector.

Factory Closure and Other: As part of the company's ongoing review of facilities, product lines and operations, the company decided in March 1996 to close a factory in the Electrical Controls sector and provided $4.7 primarily for lease termination costs, asset write-downs and severance. Management anticipates that the closure of this factory will result in lower costs in the future from improved productivity.

Also in connection with this review, the company identified property, plant and equipment that will not be utilized in future operations and, therefore, recorded a $4.4 charge to write the assets off.


Environmental: During the quarter, the company changed its estimate of costs to be incurred related to environmental matters at one of its Electrical Controls sector facilities. The additional accrual of $2.0 was made based on additional information received about the method and extent of remediation required.

To facilitate a more meaningful comparison, the charges and gains discussed above have been excluded from the following discussion of results of operations.

                                       1996        1995      Change
                                    Adjusted(1)  Reported

      Net sales                      $481.7      $434.1      11.0%
      Gross profit                    143.3       125.3      14.4%
      Margin                           29.7%       28.9%
      Selling general and
        administrative expenses        95.3        77.6       22.8%
      Percent of Sales                 19.8%       17.9%
      Operating earnings               48.0        47.7        0.6%
      Interest expense                  6.8         4.5       51.1%
      Net earnings                     24.7        28.1      (12.1%)
      Earnings per share              $0.50       $0.57      (12.3%)

(1) Excludes gain on sale of Kinney, product warranty costs, write-offs of capitalized software and other assets, factory closure costs and environmental charges.

Net Sales:   Sales improved 11.0 percent over 1995 levels due primarily to acquisitions of Best Power Technology Inc. ("Best Power") and
MagneTek Electric Inc. ("Waukesha Electric") in 1995.
International sales in 1996 totaled approximately 22 percent of the company's net sales. Export sales increased approximately 5 percent and foreign sales increased approximately 38 percent, primarily reflecting the European sales of Best Power.

Process Control sector sales decreased 1.4 percent to $173.1, due mainly to the disposition of Kinney which generated revenues of $6.3 in the first quarter of 1995. This decline was partially offset by increased shipments of crystal growing furnaces.

Sales in the Electrical Controls sector increased 39.0 percent to $222.6, substantially all of which was due to the addition of Best Power and Waukesha Electric. Stronger domestic demand for life safety products was offset by lower volume caused by a major floor care customer's production curtailments.

Industrial Technology sector sales decreased 12.6 percent to $86.0. The completion of the U.S. Postal Service stamp vending machine contract and other large farebox contracts in the first quarter of 1995, as well as declines in the OEM bicycle and automotive component products were the primary reasons for the decline.



Gross Profit: Gross profit as a percentage of sales improved from 28.9 percent to 29.7 percent. Higher margins at Best Power as well as improved cost structures at several operating units were the primary reasons for the improvement. Margin improvements were strongest for mixer, coal feeder, electrical fitting and valve products.

Selling, general and administrative expenses: Selling, general and administrative expenses as a percentage of sales increased from 17.9 percent to 19.8 percent primarily due to higher operating expenses-to-sales at Best Power, as well as lower credits in connection with the settlement of insured matters. Included in selling, general and administrative expenses were pension credits of $2.7 in 1996 and $2.2 in 1995.

Operating earnings: Operating earnings for the Process Controls sector decreased 1.8 percent to $21.7 due primarily to the sale of Kinney. This amount was partially offset by stronger sales of crystal growing furnaces and the absence of low margin jobs in the mixer business that were reported in the first quarter of 1995.

Electrical Controls sector operating earnings increased 72.8 percent to $21.6 due to the 1995 acquisitions of Best Power and Waukesha Electric. Improved productivity in the fittings business was offset by lower volume in the motors and emergency lighting businesses.

The Industrial Technology sector operating earnings decreased 28.0 percent to $11.8 primarily as a result of lower sales volume.

During 1996, the settlement of insured matters increased earnings of Process Controls and Electrical Controls by $0.5 and $0.9, respectively. During 1995, cash settlements (primarily for royalty and insured matters) increased earnings of Electrical Controls by $1.8 and Industrial Technology by $2.0, and reduced unallocated expenses by $1.9.

Unallocated expenses increased from $3.3 in the first quarter of 1995 to $7.1 in the same period in 1996 as a result of the $1.9 of items disclosed in the preceding paragraph and an increase in corporate activities, partially offset by headcount reductions in certain departments.

Interest expense:   Net interest expense increased 51.1 percent to
$6.8 from the higher average debt levels that resulted from the acquisitions of Best Power and Waukesha Electric, partially offset by lower average interest rates.

Net earnings were $24.7 or $0.50 per share in 1996 compared to $28.1 million or $0.57 per share in 1995. The company's effective tax rate is
40.0 percent in 1996 compared to 35.0 percent in the first quarter of 1995. The increase was due to an increase in non-deductible goodwill, and deferred tax valuation allowance reductions recorded in the prior year.


Financial Condition-March 31, 1996 Compared to December 31, 1995

Operations in the first quarter of 1996 provided cash of $47.1 reflecting strong working capital management. Expenditures for previously divested operations, restructuring activities and severance pay totaled $11.3 in the first quarter of 1996. These expenditures were charged against accruals.

Proceeds from the disposition of businesses in 1996 totaled $71.8. In the first quarter of 1996, the company expended $11.4 for capital expenditures and paid $11.8 in dividends. Debt repayments, net of borrowings, aggregated $83.5.

Long-term debt-to-total capitalization was 36.8 percent at March 31, 1996 reduced from 42.6 percent at year-end, reflecting the use of proceeds generated from dispositions to pay down debt.

At March 31, 1996, the company had deferred tax assets of $215.5 that were reduced by deferred tax liabilities of $107.2 and a valuation allowance of $33.6. The valuation allowance is based on management's assessment that it is more likely than not that the net deferred tax assets will be realized through future taxable earnings or alternative tax strategies. In the event that the tax benefits relating to the valuation allowance are subsequently realized, $1.0 of such benefits would reduce goodwill.

The company is well-positioned to finance future working capital requirements and capital expenditures through current earnings and significant available credit facilities.

Other Matters

Since the company is a producer of capital goods and equipment, its results can vary with the relative strength of the economy. Demand for products in the Process Controls sector follows the demand for capital goods orders. The Electrical Controls sector depends upon several markets, principally the nonresidential construction and computer equipment industries. The Industrial Technology sector depends on several markets, primarily automotive, mass transportation, and telecommunications equipment. Mass transportation depends upon continued research and development and the continued success of new products. While no one marketplace or industry has a major impact on the company's operations or results, the inherent pace of technological changes presents certain risks that the company monitors carefully. Success within all of the company's businesses is dependent upon the timely introduction and acceptance of new products.

Forward-looking Statements: The company may from time to time make projections concerning future operations and earnings. The company's forward-looking statements are based on the company's current expectations, which are subject to a number of risks and uncertainties that could materially affect or reduce such operations and earnings. In addition to the general factors identified in "Other Matters" above, the primary factors that could specifically affect the company's expectations include the failure of: (1) a continuation of the increased order rate experienced in the first quarter, (2) productivity improvements meeting or exceeding budget, and
(3) new products under development being produced and accepted as anticipated.







	PART II:  OTHER INFORMATION




Item 4.  Submission of Matters to a Vote of Security Holders


	(a)	The Annual Meeting of Shareholders of the Registrant (the "Meeting")
was held on April 18, 1996.

	(b)	The Registrant solicited proxies for the Meeting pursuant to
Regulation 14; there was no solicitation in opposition to management's nominees for directors as listed in the Proxy Statement, and all such nominees were elected.

	(c)	In addition to the election of directors, the shareholders
ratified the appointment of auditors, and approved the General Signal Corporation 1996 Stock Incentive Plan.


Item 6. Exhibits and Reports on Form 8-K.

	(a)	Exhibits.

		12.0	Calculation of Ratios of Earnings to Fixed Charges.
  27   Financial Data Schedule - March 1996 (EDGAR filing only)
  27   Financial Data Schedule - March 1995 (EDGAR filing only)

	(b)	No reports were filed on Form 8-K.



	SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.









                                GENERAL SIGNAL CORPORATION



                                   /s/ Terry J. Mortimer
                                   ---------------------
                                       Terry J. Mortimer
                               Vice President and Controller
                                  Chief Accounting Officer

DATE:  April 19, 1996