Form 10-Q
period 1996-06-30
GENERAL SIGNAL CORP
filed 1996-07-24
CIK 40834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 1996   Commission file number 1-996

OR

( ) TRANSITION REPORT PURSUANT TO
SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

GENERAL SIGNAL CORPORATION
(Exact name of registrant as specified in its charter)

New York
(State or other jurisdiction of                  16-0445660
 incorporation or organization)                  (I.R.S. Employer
                                                  Identification Number)
High Ridge Park,
Box 10010, Stamford, Connecticut                   06904
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number,
including area code                               (203) 329-4100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    X
  (Yes)       (No)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $1.00              49,774,339
(Class)                          (Outstanding at July 16, 1996)

PART I:  FINANCIAL INFORMATION
ITEM I:  FINANCIAL STATEMENTS

GENERAL SIGNAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

Statement of Earnings
(In millions, except per share data)
(Unaudited)

                                        Three Months Ended June 30,
                                            1996        1995

Net sales                                 $515.0       $446.3
Cost of sales                              357.3        313.8
Selling, general and
administrative  expenses                    99.4         82.2
Transaction and consolidation charges         --          7.4
                                           -----        -----
                                           456.7        403.4
                                           -----        -----
Operating earnings                          58.3         42.9
Interest expense, net                        5.6          5.1
Earnings from continuing operations        -----        -----
before income taxes                         52.7         37.8
Income taxes                                21.1         13.2
                                           -----        -----
Earnings from continuing operations         31.6         24.6
Discontinued operations                       --        (49.6)
                                           -----        -----
Net earnings                               $31.6       ($25.0)
                                           =====        =====
Earnings (loss) per share:
   Continuing operations                   $0.64        $0.50
   Discontinued operations                    --        (1.01)
                                           -----        -----
   Net earnings                            $0.64       ($0.51)
                                           =====        =====
Dividends declared per share               $0.24        $0.24
                                           =====        =====
Average shares outstanding                  49.7         49.1
                                           =====        =====

See accompanying notes to financial statements.


GENERAL SIGNAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
Statement of Earnings
(In millions, except per share data)
(unaudited)

                                         Six Months Ended June 30,
                                            1996         1995

Net sales                                  $996.7       $880.4
Cost of sales                               708.7        622.6
Selling, general and
administrative  expenses                    201.4        159.9
Gain on disposition                         (20.8)          --
Transaction and consolidation charges          --          7.4
                                            -----        -----
                                            889.3        789.9
                                            -----        -----
Operating earnings                          107.4         90.5
Interest expense, net                        12.4          9.6
                                            -----        -----
Earnings before income taxes                 95.0         80.9
Income taxes                                 38.0         28.3
                                            -----        -----
Earnings from continuing operations          57.0         52.6
Discontinued operations                        --        (49.6)
                                            -----        -----
Net earnings                                $57.0         $3.0
                                            =====        =====
Earnings (loss) per share:
   Continuing operations                    $1.15        $1.07
   Discontinued operations                     --        (1.01)
                                            -----        -----
   Net earnings                             $1.15        $0.06
                                            =====        =====
Dividends declared per share                $0.48        $0.48
                                            =====        =====
Average shares outstanding                   49.6         49.1
                                            =====        =====

See accompanying notes to financial statements.


GENERAL SIGNAL CORPORATION
Balance Sheet
(In millions)
(Unaudited)
                                           June 30,     December 31,
Assets                                       1996          1995

Current assets:
Cash and cash equivalents                   $14.0          $1.0
Accounts receivable                         335.7         323.6
Inventories                                 245.2         234.7
Prepaid expenses and other current
   assets                                    21.3          30.1
Assets held for sale at estimated
   realizable value                          17.2          60.4
Deferred income taxes                        66.2          71.6
                                            -----         -----
Total current assets                        699.6         721.4

Property, plant and equipment               305.5         312.7
Intangibles                                 398.0         406.0
Other assets                                161.4         161.6
Deferred income taxes                         0.8          11.5
                                            -----         -----
                                         $1,565.3      $1,613.2
                                         ========      ========

See accompanying notes to financial statements.


                                          June 30,    December 31,
Liabilities and Shareholders' Equity        1996           1995

Current liabilities:
Short-term borrowings and current
maturities of long-term debt                $5.9            $9.0
Accounts payable                           183.1           158.1
Accrued expenses                           220.8           233.8
Income taxes                                34.5            31.2
                                           -----           -----
Total current liabilities                  444.3           432.1

Long-term debt, less current
maturities                                 329.5           428.6
Accrued postretirement and
postemployment obligations                 141.5           146.9
Other liabilities                           24.7            27.5
                                           -----           -----
Total long-term liabilities                495.7           603.0

Shareholders' equity:
Common stock:  authorized 150.0
   shares; issued 64.4 shares at
   June 30, 1996 and 64.3 shares
   at December 31, 1995                     78.0            77.9
Additional paid-in capital                 309.8           304.2
Retained earnings                          616.1           582.9
Cumulative translation adjustments          (3.0)           (3.9)
Common stock in treasury, at cost:
   14.7 shares at June 30, 1996 and
   15.0 shares at December 31, 1995       (375.6)         (383.0)
                                           -----           -----
Total shareholders' equity                 625.3           578.1
                                           -----           -----
                                        $1,565.3        $1,613.2
                                        ========        ========

See accompanying notes to financial statements.


GENERAL SIGNAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Statement of Cash Flow
(In millions)
(Unaudited)
                                           Six Months Ended
                                               June 30,
                                            1996     1995
CASH FLOW FROM OPERATING ACTIVITIES:

Earnings from continuing operations         $57.0    $52.6
Adjustments to reconcile earnings
   to net cash from operating
   activities:
     Gain on disposition                    (20.8)      --
     Non-cash charges                        19.7       --
     Deferred taxes                          15.7      4.0
     Depreciation and amortization           34.9     29.6
     Pension credits                         (4.8)    (5.0)
     Other, net                               5.9      4.7
Changes in working capital                  (19.2)   (48.5)
                                            -----    -----
Net cash from operating activities           88.4     37.4
                                            -----    -----
CASH FLOW FROM INVESTING ACTIVITIES:

Divestitures                                 71.6      2.7
Acquisitions, net of cash acquired             --   (182.2)
Capital expenditures                        (28.6)   (24.2)
Other, net                                    0.6     (0.8)
                                            -----    -----
Net cash from investing activities           43.6   (204.5)
                                            -----    -----
CASH FLOW FROM FINANCING ACTIVITIES:

Net change in short and long-term
   borrowings                              (102.2)   203.6
Dividends paid                              (23.9)   (22.7)
Proceeds from shares sold to employees        8.0     11.4
Shares repurchased                           (0.9)    (9.9)
                                            -----    -----
Net cash from financing activities         (119.0)   182.4
                                            -----    -----
Net change in cash and cash equivalents      13.0     15.3

CASH AND CASH EQUIVALENTS AT BEGINNING
   OF PERIOD                                  1.0      0.3
                                            -----    -----
CASH AND CASH EQUIVALENTS AT END
   OF PERIOD                                $14.0    $15.6
                                            =====    =====

See accompanying notes to financial statements.

GENERAL SIGNAL CORPORATION AND CONSOLIATED SUBSIDIARIES
Notes to Financial Statements
(Unaudited)

1. The accompanying unaudited financial statements reflect all adjustments (consisting of normal, recurring items) necessary for the fair presentation of results for these interim periods. These results are based upon generally accepted accounting principles consistently applied with those used in the preparation of the company's 1995 Annual Report on Form 10-K.

2.  Inventories                        June 30,        December 31,
                                         1996              1995
                                            (in millions)
Finished goods                           $78.7              $73.9
Work in progress                          65.8               66.5
Raw material and purchased parts         122.9              117.6
                                         -----              -----
   Total FIFO cost                       267.4              258.0
Excess of FIFO cost over LIFO
   inventory value                       (22.2)             (23.3)
                                         -----              -----
Net carrying value                      $245.2             $234.7
                                        ======              =====

3.  Business Segment Information        Three Months Ended June 30,
                                         1996               1995
Net sales:                                   (in millions)

Process Controls                       $188.8             $186.3
Electrical Controls                     234.7              169.9
Industrial Technology                    91.5               90.1
                                        -----              -----
                                       $515.0             $446.3
                                        =====              =====
Operating earnings:
Process Controls                        $27.6              $26.0
Electrical Controls                      23.9                7.6(a)
Industrial Technology                    15.7               14.7
                                        -----              -----
Total operating earnings before
unallocated expenses and interest        67.2               48.3
Net interest expense                     (5.6)              (5.1)
Unallocated expenses                     (8.9)              (5.4)
                                        -----              -----
Earnings before income taxes            $52.7              $37.8
                                        =====              =====

(a) Includes a $7.4 charge primarily for severance and other consolidation costsrelated to the combination of General Signal and Best Power locations.


3.  Business Segment Information        Six Months Ended June 30,
    (continued)                           1996            1995
    (in millions)

Net sales:
Process Controls                         $361.9          $361.9
Electrical Controls                       457.3           330.0
Industrial Technology                     177.5           188.5
                                          -----           -----
                                         $996.7          $880.4
                                         ======          ======
Operating earnings:
Process Controls                         $66.1(a)         $48.1
Electrical Controls                       34.4(b)          20.1(d)
Industrial Technology                     22.9(c)          31.1
                                         -----            -----
Total operating earnings before
   unallocated expenses and
   interest                              123.4             99.3
Net interest expense                     (12.4)            (9.6)
Unallocated expenses                     (16.0)            (8.8)
                                         -----            -----
Earnings before income taxes             $95.0            $80.9
                                         =====            =====

(a) Includes $20.8 of gain on disposition of Kinney Vacuum and a charge for product warranty costs.

(b) Includes $11.1 charge related to plant closure costs, asset valuations and environmental costs.

(c)  Includes $4.6 charge for asset valuations.

(d) Includes $7.4 charge primarily for severance and other consolidation costs related to the combination of General
Signal and Best Power locations.


4.  Property, Plant and Equipment                 June 30,     December 31,
                                                    1996          1995
Property, plant and equipment,                          (in millions)
   at cost                                         $714.1        $717.8
Accumulated depreciation and
   amortization                                    (408.6)       (405.1)
                                                    -----         -----
Property, plant and equipment, net                 $305.5        $312.7
                                                    =====         =====

5.  Supplemental Information-Statement of Cash Flow
                                                     Six Months Ended
                                                          June 30,
                                                       1996     1995

Cash paid (received) for:
(in millions)
Interest                                             $14.3      $8.3
                                                     =====     =====
Income taxes                                         $18.2      $3.3
                                                     =====     =====
Liabilities assumed in conjunction
   with acquisitions:
Fair value of assets acquired                        $   -    $234.4
Cash paid                                                -    (190.0)
                                                     -----     -----
                                                     $   -     $44.4
                                                     =====     =====

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per share data)

Results of Operations - Second Quarter 1996 Compared With Second Quarter 1995

The amounts in the table below were derived from the Consolidated Financial Statements.

In order to facilitate a more meaningful comparison of second quarter results, the amounts in the following table and discussion exclude the $7.4 Best Power transaction and consolidation charge recorded in the second quarter of 1995.

                                           	  1996   	    1995
	                                           Reported	  Adjusted(1)	 Change

Net sales                                    $515.0      $446.3      15.4%
Gross profit                                  157.7       132.5      19.0%
Margin                                         30.6%       29.7%
Selling general and
   administrative expenses                     99.4        82.2      20.9%
Percent of Sales                               19.3%       18.4%
Operating earnings                             58.3        50.3      15.9%
Interest expense, net5.65.19.8%
Earnings from continuing
   operations                                  31.6        29.4       7.5%
Earnings per share from
   continuing operations                      $0.64       $0.60       6.7%

(1)	Excludes transaction and consolidation charges related to the acquisition of Best Power.

Net sales:   Acquisitions of Best Power Technology Inc. ("Best Power")
and MagneTek Electric Inc. ("Waukesha Electric") in June and July of 1995, respectively, contributed approximately 80 percent of the 15.4 percent increase in 1996 sales over 1995. Mixers, electrical fittings and pump products also contributed significantly to the increased volume. International sales in 1996 totaled approximately 22 percent of the company's net sales. Export sales increased approximately 13 percent and foreign sales increased approximately 9 percent, primarily reflecting the European sales of Best Power.

Process Control sector sales increased 1.3 percent to $188.8 from increased domestic shipments of pumps and foreign shipments of mixers. This increase was partially offset by the disposition of Kinney Vacuum which generated revenues of $6.6 in the second quarter of 1995.

Sales in the Electrical Controls sector increased 38.1 percent to $234.7, primarily due to addition of Best Power and Waukesha Electric. Higher demand for electrical fittings also contributed to the increase.

Industrial Technology sector sales increased 1.6 percent to $91.5 due to strong order activity for telecommunication and OEM automotive products. This increase was partially offset by the completion of large farebox contracts and automotive recall programs in 1995.

Gross profit: Gross profit as a percentage of sales improved from 29.7 percent to 30.6 percent. Higher margins at Best Power, as well as improved cost structures at several operating units, were the primary reasons for the improvement. Margin improvements were strongest for mixers, electrical fittings, OEM automotive and coal feeder products. Gross profits in 1995 included $0.9 of LIFO reserve liquidations.

Selling, general and administrative expenses: Selling, general and administrative expenses as a percentage of sales increased from 18.4 percent to 19.3 percent primarily due to the acquisition of Best Power which carries a higher rate of operating expenses, as well as lower credits in connection with the settlement of insured matters. Included in selling, general and administrative expenses were pension credits of $2.1 in 1996 and $2.8 in 1995.

Operating earnings: Operating earnings for the Process Controls sector increased 6.2 percent to $27.6. Stronger sales of pumps and higher margin mixer products were partially offset by lower earnings due to the sale of Kinney and lower margin sales of laboratory equipment.

Electrical Controls sector operating earnings increased 59.3 percent to $23.9, with higher margins of fittings products contributing significantly to the improvement along with the 1995 acquisitions of Best Power and Waukesha Electric.

The Industrial Technology sector operating earnings increased 6.8 percent to $15.7 primarily as a result of higher sales volume, particularly in OEM automotive product markets.

Unallocated expenses increased from $5.4 in the second quarter of 1995 to $8.9 in the same period in 1996 due primarily to $2.9 of accrual adjustments recorded in 1995. These adjustments related to the semiconductor equipment operations, environmental reserves and other accruals. Unallocated expenses also increased due to professional fees incurred in connection with legal settlements, higher compensation costs and other increases in corporate activities. 1996 unallocated expenses were positively impacted by the collection of a $1.3 previously written off receivable.

Interest expense:   Net interest expense increased 9.8 percent to $5.6 due
to higher average debt levels resulting from the acquisitions of Best Power and Waukesha Electric, partially offset by lower average interest rates.

Earnings from continuing operations were $31.6 or $0.64 per share in 1996 compared to $29.4 or $0.60 per share in 1995. The company's effective tax rate is 40.0 percent in 1996 compared to 35.0 percent in the second quarter of 1995. The increase in effective tax rate was due to an increase in non-deductible goodwill, and deferred tax valuation allowance reductions recorded in the prior year.

Results of Operations - First Half 1996 Compared With First Half  1995

The amounts in the table below were derived from the Consolidated
Financial Statements.

                                              	   1996       1995
                                               	Reported	  Reported	Change

Net sales                                        $996.7     $880.4   13.2%
Gross profit                                      288.0      257.8   11.7%
Selling, general and
   administrative expenses                        201.4      159.9   26.0%
Operating earnings                                107.4       90.5   18.7%
Interest expense, net                              12.4        9.6   29.2%
Earnings from continuing
   operations                                      57.0       52.6    8.4%
Earnings per share from
   continuing operations                           1.15       1.07    7.5%
Earnings per share from
   discontinued operations                          --       (1.01)
Net earnings per share                            $1.15      $0.06   >100%

During the first six months of 1996 and 1995, the company included the following items in reported net earnings. To facilitate a more meaningful discussion of results of operations, these items are excluded from the discussion of comparative results of operations.

Gain on disposition: In January 1996, the company sold Kinney Vacuum Company ("Kinney"), a unit of the Process Controls sector, for approximately $29.0 and recognized a pre-tax gain of approximately $21.0. Included in the gain was a LIFO liquidation of approximately $1.1 and transaction costs of approximately $0.5.

Product warranty: In March 1996, the company decided to correct defects in certain Process Control products that were sold in prior years and have warranty periods that have expired. The company provided $4.0 to cover the cost of needed repairs. Management believes that this plan will help the company meet the expectations of its customers. It is anticipated that the amount accrued will be expended in 1996.

Capitalized software: Based on an assessment made during the first quarter of 1996 of future market potential, the company wrote off $4.6 of capitalized software for a product in the Industrial Technology sector.

Factory closure and other: As part of the company's ongoing review of facilities, product lines and operations, the company decided, in March 1996, to close a factory in the Electrical Controls sector and provided $4.7 primarily for lease termination costs, asset write-downs and severance costs. Management anticipates that the closure of this factory will result in lower costs in the future from improved productivity.

Also in connection with this review, the company identified property, plant and equipment that will not be utilized in future operations and, therefore, recorded a $4.4 charge to write the assets off.

Environmental: During the first quarter of 1996, the company changed its estimate of costs to be incurred related to environmental matters at one of its Electrical Controls sector facilities. The additional accrual of $2.0 was based on additional information received about the method and extent of remediation required.

Transaction and consolidation charge: On June 14, 1995, the company completed a cash tender offer for Best Power. In connection therewith, the company recorded a $7.4 charge primarily for severance and other consolidation costs relating to the combination of General Signal and Best Power locations.

Discontinued operations: The company adopted a plan to sell Leeds & Northrup Company ("L&N") in November 1994. During the second quarter of 1995, the company recorded net losses of $49.6 million ($1.01 per share) in connection with the divestiture of L&N.


The following table summarizes results of operations of the first six months of 1996 and 1995 excluding the items discussed above.

                                           	    1996    	   1995
	                                            Adjusted(1) Adjusted(2)  Change

Net sales                                     $996.7      $880.4       13.2%
Gross profit                                   301.0       257.8       16.8%
Margin                                          30.2%       29.3%
Selling, general and
   administrative expenses                     194.7       159.9       21.8%
Percent of Sales                                19.5%       18.2%
Operating earnings                             106.3        97.9        8.6%
Interest expense, net                           12.4         9.6       29.2%
Earnings from continuing
   operations                                   56.3        57.4       (1.9%)
Earnings per share from
   continuing operations                       $1.14       $1.17       (2.6%)

(1)	Excludes gain on sale of Kinney, product warranty costs, write-offs of capitalized software and other assets, factory closure costs and environmental charges.

(2) Excludes transaction and consoliation charges related to the acquisition of Best Power.

Net Sales:   Sales improved 13.2 percent over 1995 levels due
primarily to the acquisitions of Best Power and Waukesha Electric in 1995. International sales in 1996 totaled approximately 22 percent of the company's net sales. Export sales increased approximately 9 percent and foreign sales increased approximately 22 percent, primarily reflecting the European sales of Best Power.

Process Control sector sales improved 3.7 percent to $361.9 after excluding the impact of the disposition of Kinney Vacuum, which had sales of $12.9 during the first half of 1995. The higher sales came principally from increased shipments of pumps, mixers and crystal growing furnaces.

Sales in the Electrical Controls sector increased 38.6 percent to $457.3, substantially all of which was due to the addition of Best Power and Waukesha Electric. Stronger demand for life safety products and electrical fittings also contributed to the improvement.

Industrial Technology sector sales decreased 5.8 percent to $177.5.
The completion of the U.S. Postal Service stamp vending machine contract, other large farebox contracts and several automotive recall programs in the first half of 1995 were the primary reasons for the decline.

Gross profit: Gross profit as a percentage of sales improved from 29.3 percent to 30.2 percent. Higher margins at Best Power, in relation to other General Signal units, as well as improved cost structures at several operating units were the primary reasons for the improvement. Margin improvements were strongest for mixer, coal feeder, and electrical fitting products. Gross profit in 1995 included $0.9 of LIFO reserve liquidations.

Selling, general and administrative expenses: Selling, general and administrative expenses as a percentage of sales increased from 18.2 percent to 19.5 percent primarily due to the acquisition of Best Power, which carries higher operating expenses-to-sales, as well as lower credits in connection with the settlement of insured matters and accrual adjustments. Included in selling, general and administrative expenses were pension credits of $4.8 in 1996 and $5.0 in 1995.

Operating earnings: Operating earnings for the Process Controls sector increased 2.5 percent to $49.3. Higher margin jobs in the mixer business contributed to the improvement, along with stronger sales of pumps and crystal growing furnaces. Offsetting these improvements were lower earnings due to the sale of Kinney, and lower margins for laboratory products.

Electrical Controls sector operating earnings increased 65.5 percent to $45.5 due primarily to the 1995 acquisitions of Best Power and Waukesha Electric. Improved productivity in the fittings business also contributed to the improvement but was partially offset by lower volume in the motors business.

The Industrial Technology sector operating earnings decreased 11.6 percent to $27.5 primarily as a result of lower sales volume.

During 1996, the settlement of insured matters increased the earnings of Process Controls and Electrical Controls by $0.7 and $1.3, respectively. 1996 unallocated expenses also were positively impacted by the collection of a $1.3 previously written off receivable. During 1995, cash settlements (primarily for royalty and insured matters) increased the earnings of Electrical Controls by $1.8 and Industrial Technology by $2.0, and reduced unallocated expenses by $1.9. 1995 unallocated expenses were also positively impacted by $2.9 of accrual adjustments related to the semiconductor equipment operations, environmental reserves and other accruals.

Unallocated expenses increased from $8.8 in the first half of 1995 to $16.0 in the same period in 1996. The difference is due to the items disclosed in the preceding paragraph, professional fees incurred in connection with legal settlements, along with increases in compensation expense and other corporate activities.

Interest expense:   Net interest expense increased 29.2 percent to
$12.4 due to higher average debt levels resulting from the acquisitions of Best Power and Waukesha Electric, partially offset by lower average interest rates.

Earnings from continuing operations were $56.3 or $1.14 per share in 1996 compared to $57.4 or $1.17 per share in 1995. The company's effective tax rate is 40.0 percent in 1996 compared to 35.0 percent in the first half of 1995. The increased tax rate is due to an increase in non-deductible goodwill and reductions in the deferred tax valuation allowance recorded in the prior year.

Financial Condition-June 30, 1996 Compared to December 31, 1995

The following information was derived from the condensed statement of cash flow. It summarizes the cash flow activity for the first half of 1996 compared to the first half of 1995.

                                                	1996        	1995
Cash flow from continuing operations           $106.7        $81.3
Expenditures for previously
   divested operations                          (18.3)       (33.2)
Cash flow from operating activities              88.4         37.4
Acquisitions, primarily Best Power                - -       (182.2)
Disposition of discontinued operations and
   Kinney Vacuum                                 71.6          2.7
Capital expenditures                            (28.6)       (24.2)
Cash flow from investing activities              43.6       (204.5)
Debt repayments, net of borrowings             (102.2)       203.6
Dividends                                       (23.9)       (22.7)
Cash flow from financing activities           $(119.0)      $182.4

Cash flow from continuing operations improved primarily from higher earnings, after adjustment for non-cash items, and improved working capital management.

Long-term debt-to-total capitalization was 34.5 percent at June 30, 1996 reduced from 42.6 percent at year-end, reflecting the use of proceeds generated from dispositions and higher cash from operations to pay down debt. The company is well positioned to finance future working capital requirements and capital expenditures through current earnings and available credit facilities.

At June 30, 1996, the company had deferred tax assets of $293.8 that were reduced by deferred tax liabilities of $193.2 and a valuation allowance of $33.6. The valuation allowance is based on management's assessment that it is more likely than not that the net deferred tax assets will be realized through future taxable earnings or alternative tax strategies. In the event that the tax benefits relating to the valuation allowance are subsequently realized, $1.0 of such benefits would reduce goodwill.

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

Forward-looking Statements: The company may from time to time make projections concerning future operations and earnings. The company's forward-looking statements are based on the company's current expectations, which are subject to a number of risks and uncertainties that could materially affect or reduce such operations and earnings. In addition to the general factors identified in "Other Matters" above, the primary factors that could specifically affect the company's expectations include the failure of: (1) a continuation of the increased order rate experienced in the first half, (2) productivity improvements meeting or exceeding budget, and (3) new products under development being produced and accepted as anticipated.


PART II:  OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K.

	(a)	Exhibits.

		12.0	Calculation of Ratios of Earnings to Fixed Charges.


	(b)	Form 8-K dated April 15, 1996 related to issuance of medium-term notes.



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

DATE:  July 23, 1996