Form 10-Q
period 1996-09-30
GENERAL SIGNAL CORP
filed 1996-10-25
CIK 40834

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q


                           (Mark One)
     (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 1996   Commission file number 1-996

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
                           X
                         (Yes)     (No)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

 Common Stock, par value $1.00            49,866,923
           (Class)               (Outstanding at October 18, 1996)


                        PART I: FINANCIAL INFORMATION
                         ITEM 1: FINANCIAL STATEMENTS
           GENERAL SIGNAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
                            Statement of Earnings
                     (In millions, except per share data)
                                 (Unaudited)


                                          Three Months Ended September 30,
                                                    1996        1995

Net Sales                                          $521.6      $481.1
                                                  --------    --------
Cost of Sales                                       356.2       336.4

Selling, general and administrative expenses         97.5        93.1
                                                   -------     -------
                                                    453.7       429.5
                                                  --------    --------
Operating earnings                                   67.9        51.6
Interest expense net                                  5.5         7.9
                                                  --------   ----------
Earnings from continuing operations
  before income taxes                                62.4        43.7
Income taxes                                         25.0        16.5
                                                   -------   ---------
Earnings from continuing operations                  37.4        27.2

Discontinued operations                               -         (14.4)
                                                   -------  ----------
Net earnings                                        $37.4       $12.8
                                                 =========  ==========
Earnings (loss) per share:
  Continuing operations                              $0.75       $0.55
  Discontinued operations                             -          (0.29)
                                                  --------- -----------
  Net earnings                                       $0.75        0.26
                                                  ========= ===========
Dividends declared per share                         $0.24       $0.24
                                                   ======== ===========
Average shares outstanding                           49.8        49.3
                                                     ======  ==========

See accompanying notes to financial statements


GENERAL SIGNAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
Statement of Earnings
(In millions, except per share data)
(Unaudited)

                                              Nine Months Ended September 30,
                                                   1996        1995

Net Sales                                        $1,518.3    $1,361.6
                                                 --------- -----------
Cost of Sales                                     1,064.9       959.1
Selling, general and administrative expenses        298.9       253.0
Gain on disposition                                 (20.8)       --
Transaction and consolidation charges                 --          7.4
                                                   --------  ----------
                                                 $1,343.0    $1,219.5
                                                 ---------   ----------
Operating earnings                                  175.3       142.1
Interest expense, net                                17.9        17.5
                                                  --------- -----------
Earnings from continuing operations
  before income taxes                               157.4       124.6
Income taxes                                         63.0        44.8
                                                   -------- ------------
Earnings from continuing operations                  94.4        79.8
Discontinued operations                              --         (64.0)
                                                   --------  -----------
Net earnings                                         $94.4       $15.8
                                                     ======= ===========
Earnings (loss) per share:
  Continuing operations                              $ 1.90       $1.62
  Discontinued operations                                --       (1.30)
                                                     -------     -------
  Net earnings                                       $ 1.90       $0.32
                                                     =======     =======
Dividends declared per share                          $0.72       $0.72
                                                      =======    ========
Average shares outstanding                              49.6        49.1
                                                      =======    ========
See accompanying notes to financial statements.

GENERAL SIGNAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
Balance Sheet
(In millions)
(Unaudited)

                                             September 30,  December 31,
                                                   1996        1995


Assets

Current assets
  Cash and cash equivalents                       $  24.4     $   1.0
  Accounts receivable                               348.7       323.6
  Inventories                                       237.9       234.7
  Prepaid expenses and other current
    assets                                           21.3        30.1
  Assets held for sale at estimated
    realizable value                                  9.7        60.4
  Deferred income taxes                              65.6        71.6
                                                    -------    --------
    Total current assets                            707.6       721.4

Property, plant and equipment                       308.3       312.7

Intangibles                                         393.9       406.0

Other assets                                        163.0       161.6

Deferred income taxes                                --          11.5
                                                 ---------  ----------
                                                 $1,572.8    $1,613.2
                                                 ---------  -----------

GENERAL SIGNAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
Balance Sheet - Continued
(In millions)
(Unaudited)



Liabilities and Shareholders' Equity          September 30,  December 31,
                                                   1996          1995

Current liabilities:
  Short-term borrowings and current
    maturities of long-term debt                     $5.3        $9.0
  Accounts payable                                  173.2       158.1
  Accrued expenses                                  216.9       233.8
  Income taxes                                       39.4        31.2
                                                   -------     -------
     Total current liabilities                      434.8       432.1
                                                   -------     --------
Long-term debt, less current
  maturities                                        306.2       428.6
Accrued postretirement and
  postemployment obligations                        139.5       146.9
Deferred income taxes                                11.2        --
Other liabilities                                    25.9        27.5
                                                    -------    --------
  Total long term liabilities                       482.8       603.0
                                                    -------    --------
Shareholders' equity:
  Common stock:  authorized 150.0
    shares; issued 64.4 shares at
    September 30, 1996 and 64.3 shares
    at December 31, 1995                             78.1        77.9
  Additional paid-in-capital                        313.2       304.2
  Retained earnings                                 641.5       582.9
  Cumulative translation adjustments                 (2.8)       (3.9)
  Common stock in treasury, at cost:
     14.6 shares at September 30, 1996 and
      15.0 shares at December 31, 1995              (374.8)     (383.0)
                                                  ----------   ---------
   Total shareholders' equity                        655.2       578.1
                                                ------------- ----------
                                                  $1,572.8    $1,613.2
                                                ==========  ===========
See accompanying notes to financial statements.


GENERAL SIGNAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Statement of Cash flow
(In Millions)
(Unaudited)

                                             Nine Months Ended
                                               September 30,
                                               1996      1995
CASH FLOW FROM OPERATING ACTIVITIES:
  Earnings from continuing operations        $94.4       $79.8
  Adjustments to reconcile earnings
    to net cash from operating activities:
      Gain on disposition                    (20.8)        -
      Asset write down and other charges      19.7         -
      Transaction and consolidation charges    -           7.4
      Deferred taxes                          28.3        33.1
      Depreciation and amortization           51.8        46.0
      Pension credits                         (6.8)       (7.1)
      Other, net                               6.7         5.6
      Changes in working capital             (36.7)      (71.5)
                                            --------   ----------
      Net cash from operating activities     136.6        93.3

CASH FLOW FROM INVESTING ACTIVITIES:
      Divestitures                            79.2        33.7
      Acquisitions, net of cash acquired       -        (262.5)
      Capital expenditures                   (43.6)      (35.9)
      Other, net                               2.8         7.4
                                            ---------  ---------
      Net cash from investing activities      38.4      (257.3)
                                            ---------  ---------
CASH FROM FINANCIANG ACTIVITIES:
      Net change in short and long-term
        borrowings                          (126.1)      218.1
      Dividends paid                         (35.6)      (34.0)
      Proceeds from shares sold to employees  11.3        13.0
      Shares repurchased                      (1.2)      (17.0)
                                            --------   ---------
      Net cash from financing activities    (151.6)      180.1
                                           ---------   ----------
  Net change in cash and cash equivalents     23.4        16.1
                                           ---------  -----------
CASH AND CASH EQUIVALENTS AT BEGINNING OF
  PERIOD                                       1.0         0.3
                                            --------  -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD   $24.4       $16.4
                                            ========  ===========
See accompanying notes to financial statements.


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

2.  Inventories
                                        September 30, December 31,
                                            1996         1995
                                               (in millions)

    Finished goods                         $81.7      $73.9
    Work in progress                        66.5       66.5
    Raw material and purchased parts       111.9      117.6
                                          -------   ---------
        Total FIFO cost                    260.1      258.0
    Excess of FIFO cost over LIFO
      inventory value                      (22.2)     (23.3)
                                          --------  ---------
        Net carrying value                $237.9     $234.7
                                        ========== ==========


3.  Business Segment Information     Three Months Ended September 30,
                                          1996       1995
    Net sales:                              (in millions)
    Process Controls                      $192.1     $176.7
    Electrical Controls                    239.3      217.4
    Industrial Technology                   90.2 a     87.0
                                          ------     -------
                                          $521.6     $481.1
                                         ========   =========
    Operating earnings:
    Process Controls                       $31.0 b    $22.6
    Electrical Controls                     26.7       19.9
    Industrial Technology                   18.9 a     14.9
                                          ------       ------
    Total operating earnings before
      unallocated expenses and interest     76.6       57.4

    Net interest expense                    (5.5)      (7.9)
    Unallocated expenses                    (8.7)      (5.8)
                                          --------    -------
    Earnings before income taxes           $62.4      $43.7
                                           ======     =======
(a) Includes $4.2 of royalty income.

(b) Includes a $1.8 insurance gain on the recovery of destroyed assets.



3.  Business Segment Information     Nine Months Ended September 30,
    (continued)                          1996          1995
                                             (in millions)
    Net sales:
    Process Controls                     $554.0       538.6
    Electrical Controls                   696.6       547.4
    Industrial Technology                 267.7 a     275.6
                                       --------      -------
                                       $1,518.3    $1,361.6

    Operating earnings:
    Process Controls                      $97.1 b     $70.7
    Electrical Controls                    61.1 c      40.0 e
    Industrial Technology                  41.8 d      46.0
                                          ------      ------
    Total operating earnings before
      unallocated expenses and interest   200.0       156.7

    Net interest expense                  (17.9)      (17.5)
    Unallocated expenses                  (24.7)      (14.6)
                                        ---------    --------
    Earnings before income taxes         $157.4      $124.6
                                        =========    ========

a   Includes $4.2 of royalty income.

b Includes a $20.8 gain on disposition of Kinney Vacuum, a charge of $4.0 for product warranty costs and a $1.8 insurance gain on the recovery of destroyed assets.

c Includes an $11.1 charge related to plant closure costs, asset valuations and environmental costs.

d Includes a $4.6 charge for asset valuations and $4.2 of royalty income.

e Includes a $7.4 charge primarily for severance and other consolidation costs related to the combination of General
    Signal and Best Power.

4.  Property, Plant and Equipment     September 30,  December 31,
                                          1996         1995
                                            (in millions)
    Property, plant and equipment,
      at cost                             $737.1       $717.8
    Accumulated depreciation and
      amortization                        (428.8)      (405.1)
                                          -------     ---------
    Property, plant and equipment,
      net                                 $308.3       $312.7
                                          =======     =========

5.  Supplemental Information-Statement of Cash Flow
                                         Nine Months Ended
                                            September 30,
                                           1996        1995
    Cash paid for:                           (in millions)
    Interest                               $19.0      $17.7
                                           ======     ======
    Income taxes                           $25.3       $6.6
                                           ======     ======
    Liabilities assumed in conjunction
      with acquisitions:
    Fair value of assets acquired           $  -       $327.1
    Cash paid                                  -       (270.3)
                                            -----    -------
                                            $  -        $56.8
                                            ======   =========

          ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          (Dollars in millions, except per share data)

Results  of  Operations - Third Quarter 1996 Compared With
Third Quarter 1995

The amounts in the table below were derived from the Consolidated
Financial Statements.


                             1996       1995
                           Reported    Reported   Change
Net sales                    $521.6     $481.1         8.4%
Gross profit                  165.4      144.7        14.3%
Selling, general and
   administrative              97.5       93.1         4.7%
expenses
Operating earnings             67.9       51.6        31.2%
Interest expense, net           5.5        7.9       (30.4%)
Earnings from continuing
   operations                  37.4       27.2        37.5%
Earnings per share from
   continuing operations      $0.75      $0.55        36.4%
Earnings per share from
   discontinued                   -      (0.29)
operations
Net earnings per share        $0.75      $0.26        100%+



During the third quarters of 1996 and 1995, the company included the following items in reported net earnings. To facilitate a more meaningful discussion of results of operations, these items are excluded from the discussion of comparative results of operations in the table below.

Royalty income: In July 1996, the company negotiated a royalty payment related to one of its previously divested semiconductor businesses. The company received $4.2 in connection with this agreement and has recognized this amount in Industrial Technology net sales.

Insurance settlement on destroyed assets: In May 1996, a fire at a supplier facility destroyed assets of a business in the Process Controls sector. In September 1996, the company received $1.8 in insurance proceeds, net of related expenses, and recognized a gain on the involuntary conversion of these assets. This amount is included as an offset to selling, general and administrative expenses.

Discontinued operations: The company adopted a plan to sell Leeds and Northrup Company and Dynapower/Stratopower in November 1994. During the third quarter of 1995, the company recorded net losses of $14.4 in connection with the divestiture of these businesses.


The following table summarizes the results of operations for the third quarter of 1996 and 1995 excluding the items discussed above.
                             1996       1995
                            Adjusted   Reported   Change
Net sales                    $517.4     $481.1         7.5%
Gross profit                  161.1      144.7        11.3%
  Margin                      31.1%      30.1%
Selling, general and
   administrative              99.3       93.1         6.7%
expenses
  Percent of sales            19.2%      19.4%
Operating earnings             61.8       51.6        19.8%
Interest expense, net           5.5        7.9       (30.4%)
Earnings from continuing
   operations                  33.8       27.2        24.3%
Earnings per share from
   continuing operations      $0.68      $0.55        23.6%

Net sales: Sales improved 7.5 percent over 1995 levels due to strong order activity at several units. Twelve of the fifteen operating units reported sales improvements over the third quarter of 1995. International sales in 1996 represented approximately 21 percent of total net sales. Export sales increased approximately 5 percent. Foreign sales increased approximately 21 percent, primarily reflecting the improvement in international mixer sales.

Process Control sector sales increased 8.7 percent to $192.1 due to strong unit volume of pumps, mixers and crystal growing furnaces. The improvements for pumps and crystal growing furnaces reflected improvements in their respective domestic markets. The mixer improvement resulted from higher international market share. These increases were partially offset by the disposition of Kinney Vacuum Company which generated revenues of $6.1 in the third quarter of 1995.

Sales in the Electrical Controls sector increased 10.1 percent to $239.3 from an improvement in the UPS market and North American market share gains in electrical fittings. The transformer business, MagneTek Electric Inc. ("Waukesha Electric"), acquired in late July of 1995, contributed $6.8 in 1996 due to an additional month's sales as well as improved price realization.

Industrial  Technology  sector sales  decreased  1.1  percent  to
$86.0.   An increase in automotive OEM sales was offset by  lower
volume from the completion of several large farebox contracts and automotive recall programs in 1995.

Gross profit: Gross profit as a percentage of sales increased from 30.1 percent to 31.1 percent. The increase was due to productivity improvements at several units and shifts in product mix to more favorable margin products. Margin improvements were strongest for mixer, broadcast antenna, electrical motor, conduit fitting and automotive products. Gross profits in 1995 included $0.9 of LIFO reserve liquidations.

Selling, general and administrative expenses: Selling, general and administrative expenses as a percentage of sales were relatively flat. Included in selling, general and administrative expenses were pension credits of $2.0 in 1996 and $2.4 in 1995.


Operating earnings: Operating earnings for the Process Controls sector increased 29.2 percent to $29.2 reflecting higher volume and productivity improvements. These improvements were slightly offset by lower earnings due to the sale of Kinney Vacuum.

Electrical  Controls  sector operating  earnings  increased  34.2
percent   to  $26.7  as  a  result  of  volume  and  productivity
improvements and improved price realization in the transformer business.

Industrial Technology sector operating earnings decreased 1.3 percent to $14.7. Higher earnings on increased volume of automotive OEM products were offset by lower earnings due to the completion of several large farebox contracts and automotive recall programs in 1995.

Unallocated expenses increased from $5.8 in the third quarter of 1995 to $8.7 in the same period in 1996. This increase is primarily due to the inclusion of $2.5 of gains recorded on the sale of assets in 1995. 1996 is also higher due to an increase in retiree medical expenses.

Interest  expense:   Net interest expense decreased 30.4  percent
to  $5.5  due  to  lower average debt levels  and  lower  average interest rates. The lower debt levels reflect the use of proceeds from operations and divestitures to pay down debt.

Earnings from continuing operations were $33.8 or $0.68 per share in 1996 compared to $27.2 or $0.55 per share in 1995. The company's effective tax rate is 40.0 percent in 1996 compared to
37.7 percent in the third quarter of 1995. The increased rate is due to an increase in non-deductible goodwill and reductions in the deferred tax valuation allowance recorded in the prior year. In the third quarter of 1995, an adjustment of $1.2 was recorded to increase the 1995 full year rate from 35 percent to 36 percent.


Results of Operations - First Nine Months 1996 Compared With
First Nine Months 1995

The amounts in the table below were derived from the Consolidated Financial Statements.
                                  1996        1995
                                Reported   Reported  Change
Net sales                      $1,518.3   $1,361.6     11.5%
Gross profit                      453.4      402.5     12.6%
Selling, general and
   administrative expenses        298.9      253.0     18.1%
Operating earnings                175.3      142.1     23.4%
Interest expense, net              17.9       17.5      2.3%
Earnings from continuing
   operations                      94.4       79.8     18.3%
Earnings per share from
   continuing operations          $1.90      $1.62     16.6%
Earnings per share from
   discontinued operations          - -      (1.30)
Net earnings per share            $1.90      $0.32     100%+



During  the  first  nine  months of 1996 and  1995,  the  company included the following items in reported net earnings. To facilitate a more meaningful discussion of results of operations, these items are excluded from the discussion of comparative results of operations in the following table.

Royalty income: In July 1996, the company negotiated a royalty payment related to one of its previously divested semiconductor businesses. The company received $4.2 in connection with this agreement and has recognized this amount in Industrial Technology net sales.

Insurance settlement on destroyed assets: In May 1996, a fire at a supplier facility destroyed assets of a business in the Process Controls sector. In September 1996, the company received $1.8 in insurance proceeds, net of related expenses, and recognized a gain on the involuntary conversion of these assets. This amount is included as an offset to selling, general and administrative expenses.

Gain on disposition: In January 1996, the company sold Kinney Vacuum Company, a unit of the Process Controls sector, for approximately $29.0 and recognized a pre-tax gain of $20.8. Included in the gain were a LIFO liquidation of approximately $1.1 and transaction costs of approximately $0.5.

Product warranty: In March 1996, the company decided to correct defects in certain Process Controls' products that were sold in prior years and have warranty periods that have expired. The company provided $4.0 to cover the cost of needed repairs. Management believes that this plan will help the company meet the expectations of its customers. It is anticipated that the amount accrued will be expended in 1996 and 1997.

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


Discontinued operations: The company adopted a plan to sell Leeds & Northrup Company and Dynapower/Stratopower in November 1994. During the second and third quarters of 1995, the company recorded net losses of $49.6 million and $14.4 in connection with the divestiture of these businesses.

The following table summarizes results of operations of the first nine months of 1996 and 1995 excluding the items discussed above.

                                 1996       1995
                                Adjusted   Adjusted Change
Net sales                      $1,514.1   $1,361.6    11.2%
Gross profit                      462.1      402.5    14.8%
  Margin                          30.5%      29.6%
Selling, general and
   administrative expenses        294.0      253.0    16.2%
  Percent of sales                19.4%      18.6%
Operating earnings                168.1      149.5    12.4%
Interest expense, net              17.9       17.5     2.3%
Earnings from continuing
   operations                      90.2       84.5     6.7%
Earnings per share from
   continuing operations          $1.82      $1.72     5.8%



Net sales: Sales improved 11.2 percent over 1995 levels due primarily to the acquisitions of Best Power and Waukesha Electric in June and July of 1995, respectively. Adjusted for acquisitions and dispositions, sales improved approximately 4 percent. International sales in 1996 totaled approximately 22 percent of the company's net sales. Export sales increased approximately 8 percent and foreign sales increased approximately 25 percent, primarily reflecting the European sales of Best Power as well as the improvement in international mixer sales.

Process Controls' sector sales improved 2.9 percent to $554.0 on strong third quarter volume activity in pumps, mixers and crystal growing furnaces. These increases were partially offset by the disposition of Kinney Vacuum which generated revenues of $19.0 in the nine month period ended September 1995.

Sales in the Electrical Controls sector increased 27.3 percent to $696.6, due primarily to the addition of Best Power and Waukesha Electric. A strong UPS market and North American market share gains in electrical fittings also contributed to the improvement.

Industrial Technology sector sales decreased 4.4 percent to $263.5. Higher product sales to the telecommunication and datacommunication industries were offset by the completion of several large farebox contracts and automotive recall programs in 1995.

Gross profit: Gross profit as a percentage of sales increased from 29.6 percent to 30.5 percent. Higher margins at Best Power as well as improved cost structures at several operating units were the primary reasons for the improvement. Margin improvements were strongest for mixer, coal feeder, broadcast antenna, conduit fitting and automotive products. Gross profit in 1995 included $0.9 of LIFO reserve liquidations.

Selling, general and administrative expenses: Selling, general and administrative expenses as a percentage of sales increased from 18.6 percent to 19.4 percent. The acquisition of Best Power, which has a higher rate of operating expenses than the rest of the company, as well as lower credits in connection with the settlement of insured matters, were the primary reasons for the increase. Included in selling, general and administrative expenses were pension credits of $6.8 in 1996 and $7.1 in 1995.

Operating earnings: Operating earnings for the Process Controls sector increased 11 percent to $78.5. Strong third quarter volume and productivity improvements in the pump, mixer and crystal growing furnace businesses were the primary reasons for the improvement. These improvements were slightly offset by lower earnings due to the sale of Kinney Vacuum.

Electrical Controls sector operating earnings increased 52.3 percent to $72.2. The additions of Best Power and Waukesha Electric as well as significant productivity improvements on conduit fittings were the primary reasons for the increase.

Industrial Technology sector operating earnings decreased 8.3 percent to $42.2. The positive impact of productivity improvements in the automotive industry was offset by lower volume due to the completion of several large farebox contracts and automotive recall programs in 1995.

During 1996, the settlement of insured matters increased the earnings of Process Controls and Electrical Controls by $0.7 and $1.3, respectively. 1996 unallocated expenses were positively impacted by the collection of a $1.3 previously written off receivable. During 1995, cash settlements (primarily for royalty and insured matters) increased the earnings of Electrical Controls by $1.8 and Industrial Technology by $2.0, and reduced unallocated expenses by $1.9. 1995 unallocated expenses were also positively impacted by $2.5 gains recorded on the sale of assets as well as $2.9 of accrual adjustments related to the semiconductor equipment operations, environmental reserves and other accruals.

Unallocated expenses increased from $15.2 in the first nine months of 1995 to $24.7 for the same period in 1996. The increase is due to the items disclosed in the preceding paragraph, higher retiree medical costs, increases in compensation expense and other corporate activities.

Interest  expense:   Net interest expense is relatively flat  for
the  nine  month  period.   Cash generated  from  operations  and
divestitures was used to pay down the debt incurred in connection with 1995 acquisitions.

Earnings from continuing operations were $90.2 or $1.82 per share in 1996 compared to $84.5 or $1.72 per share in 1995. The company's effective tax rate is 40.0 percent in 1996 compared to
36.0 percent in the first nine months of 1995. The increased tax rate is due to an increase in non-deductible goodwill and reductions in the deferred tax valuation allowance recorded in the prior year.







Financial Condition - September 30, 1996 Compared to December 31,
1995

The   following  information  was  derived  from  the   condensed
statement of cash flow. It summarizes the cash flow activity for the first nine months of 1996 compared to the first nine months of 1995.

                                             1996      1995
Cash flow from ongoing operations          $160.2     146.7
Expenditures for previously
 divested operations                        (23.6)    (53.4)
Cash flow from operating activities         136.6      93.3

Acquisitions, primarily Best Power and
   Waukesha Electric                          - -    (262.5)
Disposition of discontinued
 operations and Kinney Vacuum                79.2      33.7
Capital expenditures                        (43.6)    (35.9)
Other investing activities                    2.8       7.4
Cash flow from investing activities          38.4    (257.3)

Debt repayments, net of borrowings         (126.1)    218.1
Dividends                                   (35.6)    (34.0)
Other financing activities                   10.1      (4.0)
Cash flow from financing activities        (151.6)    180.1

Cash  flow  from  continuing operations improved  primarily  from
higher  earnings,  after  adjustment  for  non-cash  items,   and
improved working capital management.

Long-term  debt-to-total  capitalization  was  31.8  percent   at
September 30, 1996, down from 42.6 percent at year-end, due to the use of proceeds generated from dispositions and higher cash from operations to pay down debt. The company is well positioned to finance future working capital requirements and capital expenditures through current earnings and available credit facilities.

At September 30, 1996, the company had deferred tax assets of $195.3 that were reduced by deferred tax liabilities of $107.3 and a valuation allowance of $33.6. The valuation allowance is based on management's assessment that it is more likely than not that the net deferred tax assets will be realized through future taxable earnings or alternative tax strategies.

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

Forward-looking Statements: The company may from time to time make projections concerning future operations and earnings. The company's forward-looking statements are based on the company's current expectations, which are subject to a number of risks and uncertainties that could materially affect or reduce such operations and earnings. In addition to the general factors identified in "Other Matters" above, the primary factors that could specifically affect the company's expectations include the failure of: (1) a continuation of the increased order rate experienced in the first nine months, (2) productivity improvements meeting or exceeding budget, and (3) new products under development being produced and accepted as anticipated.

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

DATE:  October 22, 1996




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


DATE:  October 22, 1996