Form 10-K405
period 1996-12-31
GENERAL SIGNAL CORP
filed 1997-03-21
CIK 40834

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                1996 FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

                           COMMISSION FILE NO. 1-996

                          GENERAL SIGNAL CORPORATION

          BOX 10010 HIGH RIDGE PARK, STAMFORD, CONNECTICUT 06904-2010
                        TELEPHONE NUMBER (203) 329-4100
                  IRS EMPLOYER IDENTIFICATION NO. 16-0445660
                       STATE OF INCORPORATION: NEW YORK

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                           NAME OF EACH
               TITLE OF EACH CLASS                 EXCHANGE ON WHICH REGISTERED
-------------------------------------------------------------------------------
          Common Stock par value $1.00               New York Stock Exchange
(Par value reduced from $6.67 effective April 21,     Pacific Stock Exchange
                      1969)
    5.75% Convertible Subordinated Debentures        New York Stock Exchange
                due June 1, 2002
-------------------------------------------------------------------------------

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of voting stock held by non-affiliates as of February 28, 1997 was approximately $2.2 billion. As of February 28, 1997, there were 52.2 million shares of General Signal Corporation common stock outstanding.

                 DOCUMENTS INCORPORATED BY REFERENCE--PART III

            Portions of the Proxy Statement for 1997 Annual Meeting

                                 Page 1 of 293
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

 ITEM                                                                      PAGE
 ----                                                                      ----
   1 Business...........................................................     3
   2 Properties.........................................................     8
   3 Legal Proceedings..................................................     8
   4 Submission of Matters to a Vote of Security Holders................     8
   5 Market for the Registrant's Common Stock and Related Shareholder
      Matters...........................................................     9
   6 Selected Financial Data............................................     9
   7 Management's Discussion and Analysis of Financial Condition and
      Results of Operations.............................................    10
   8 Financial Statements and Supplementary Data........................    15
   9 Changes in and Disagreements with Accountants on Accounting and
      Financial Disclosure..............................................    15
  10 Directors and Executive Officers...................................    15
  11 Executive Compensation.............................................    15
  12 Security Ownership of Certain Beneficial Owners and Management.....    15
  13 Certain Relationships and Related Transactions.....................    15
  14 Exhibits, Financial Statements, Schedules and Reports on Form 8-K..    16
     Signatures.........................................................    18
     Index to Financial Statements, Schedule and Exhibits...............   F-1

                                    PART I

ITEM 1. BUSINESS

  GENERAL DEVELOPMENTS: General Signal Corporation (the company), incorporated in New York in 1904, is a manufacturer of equipment for the Process Controls, Electrical Controls and Industrial Technology industries. The company's key Process industry products include pumps, mixers, and valves for municipal water supply and wastewater treatment, pulp, paper, food, pharmaceutical and chemical manufacturing and ultra low-temperature freezers for life science research. In the Electrical industry, key products include uninterruptible power supply and conditioning equipment, power transformers, and fire detection systems. Products serving the Industrial Technology industry include auto and bicycle components, data networking equipment, and fare collection and vending equipment.

  During the last five years, the company invested approximately $440.7 million in cash and 4.4 million shares of common stock to acquire 20 businesses and/or product lines. The notes to the financial statements on pages F-18 through F-19 of this 10-K provide additional information for significant acquisitions during the last three years.

  Additionally, during the last five years, the company disposed of two units, accounted for as discontinued operations. Information regarding these dispositions is on page F-19 of this 10-K.

  FINANCIAL INFORMATION ABOUT BUSINESS SEGMENTS: Selected business segment information for the last five fiscal years is summarized on page F-21 of this 10-K. Net sales from the uninterruptible power systems (UPS) class of product accounted for 11.2%, 8.2% and 3.5% of consolidated net sales in 1996, 1995 and 1994, respectively.

  A summary of information by geographic area for the last five fiscal years is included on page F-22 of this 10-K.

NARRATIVE DESCRIPTION OF BUSINESS

  MAJOR MARKETS AND PRODUCTS AND METHOD OF DISTRIBUTION: A description of the registrant's business follows:

                                                                             TOP COMPETITORS BY
  PRINCIPAL BUSINESS         MAJOR PRODUCTS            TOP MARKETS                 MARKET
  ------------------         --------------            -----------           ------------------
                                         PROCESS CONTROLS
DEZURIK                 Industrial valves for    Water supply and         McWane; Mueller/Pratt;
 Sartell, Minnesota     gases, liquids, slurries wastewater treatment     Keystone; AMRI
                        and dry solids
                                                 Pulp and paper           Neles-Jamesbury; Velan;
                                                 manufacturing            Fisher

                                                 Chemical processing      Fisher; Neles-Jamesbury;
                                                                          Velan; Duriron;
                                                                          Masonelian
--------------------------------------------------------------------------------------------------
GENERAL SIGNAL          Centrifugal,             Municipal water supply   ITT/Flygt
PUMP GROUP              submersible,             and wastewater treatment
 North Aurora,          regenerative turbine,
 Illinois               and vertical turbine     Commercial heating,      Bell & Gossett
                        pumps                    ventilation, and air
                                                 conditioning

                                                 Residential (wholesale   Zoeller
                                                 sump and ejector pumps)
--------------------------------------------------------------------------------------------------
KAYEX                   Crystal growing furnaces Semiconductor wafer      Ferrofluidics;
 Rochester, New York                             manufacturers            Mitsubishi Machine

--------------------------------------------------------------------------------------------------
LIGHTNIN                Industrial fluid mixers  Chemical process         Robbins & Meyers
 Rochester, New York    and agitators            industries               (Chemineer brand);
                                                                          Ekato; Philadelphia
                                                                          Mixers

                                                 Water supply and         Philadelphia Mixers;
                                                 wateswater treatment     Robbins & Meyers
                                                                          (Chemineer brand)

                                                 Minerals processing      Philadelphia Mixers;
                                                                          Robbins & Meyers
                                                                          (Prochem brand); Ekato

-------------------------------------------------------------------------------

                                                                             TOP COMPETITORS BY
  PRINCIPAL BUSINESS         MAJOR PRODUCTS            TOP MARKETS                 MARKET
  ------------------         --------------            -----------           ---------------------
REVCO/LINDBERG          Ultra-low temperature    Life science research    Forma Scientific; Sybron
 Asheville, North       laboratory freezers,     laboratories, clinical   PLC
 Carolina               specialty refrigerators, laboratories, and
                        and CO2 incubators       industrial research
                                                 laboratories

                        Industrial and           Transportation equipment Despatch; Surface
                        laboratory ovens         manufacturing            Combustion

--------------------------------------------------------------------------------------------------
STOCK EQUIPMENT         Coal feed systems        Electrical utilities     Merrick; Ramsey
COMPANY
 Chagrin Falls, Ohio                             Paper manufacturers;     Ramsey
                                                 industrial steam
                                                 generators

                        Feed systems and flow    Waste supply and         Wallace and Tiernan
                        measurement devices for  wastewater treatment
                        water and wastewater
--------------------------------------------------------------------------------------------------
                                       ELECTRICAL CONTROLS
BEST POWER              Uninterruptible power    OEM computer             Exide/Deltec
 Dallas, Texas          systems                  manufacturers

                                                 PCs, workstations,       American Power
                                                 internetworking          Conversion Corp.

                                                 Telecommunications       Melin Gerin
--------------------------------------------------------------------------------------------------
DIELECTRIC              Radio frequency          Television and FM        Andrew Corp.; Harris
COMMUNICATIONS          transmission equipment   broadcasters             Corp.
 Raymond, Maine
                        Cable pressurization     Telecommunication        Puregas
                                                 providers
 -------------------------------------------------------------------------------------------------
EDWARDS SYSTEMS         Fire detection products, Commercial, industrial   Simplex; Cerberus;
TECHNOLOGY              systems and services     and institutional        Pittway Corp.
 Cheshire, Connecticut                           facilities

--------------------------------------------------------------------------------------------------
GS ELECTRIC             Universal, blower, and   Floor care appliance     Ametek/Lamb Electric
 Carlisle,              permanent magnet         manufacturers
 Pennsylvania           fractional horsepower
                        electric motors          Yard and garden          MAMCO
                                                 appliance manufacturers

                                                 Fitness equipment        United Technologies
                                                 manufacturers, tubs,
                                                 pools, spas
--------------------------------------------------------------------------------------------------

GS ELECTRICAL GROUP     Fittings, enclosures,    Industrial and           Crouse-Hinds; Appleton
 Farmington,            industrial lighting,     commercial construction
 Connecticut            firestop, heat trace

                        Power conditioning, DC   Factory automation MRO   Square D
                        power supplies, low-     and OEM
                        voltage general-purpose
                        transformers

                        Industrial signaling     Industrial and           Federal Signal Corp.
                                                 commercial facilities

                        Emergency lighting and   Industrial, commercial   Lithonia
                        exit signs               and institutional
                                                 facilities
--------------------------------------------------------------------------------------------------

                                                                             TOP COMPETITORS BY
  PRINCIPAL BUSINESS         MAJOR PRODUCTS            TOP MARKETS                 MARKET
  ------------------         --------------            -----------           ------------------
WAUKESHA ELECTRIC       Medium power             Investor-owned and       ABB
 Waukesha, Wisconsin    transformers             public power utilities

                                                 Industrial and           ABB; GE/Prolec
                                                 commercial sector

                        Transformer              Investor-owned and        Solomon; S.D. Meyers
                        remanufacturing and      public power utilities
                        decommissioning services
-----------------------------------------------------------------------------------------------
                                      INDUSTRIAL TECHNOLOGY
GENERAL SIGNAL          Wide-area network matrix Financial services,      Bytek; DMS; Dynatech;
NETWORKS                switching systems        common carriers,         Cornet
 Mount Laurel,                                   business services
 New Jersey
                        Host networking products Common carriers,         IBM; CNT; Network
                        and fiber management     financial services,      Systems
                        systems                  transportation

                        Telecommunications       Regional Bell operating  Hekimian; ADA
                        performance measurement  companies, long-distance
                        systems                  carriers, international
                                                 telephone companies

-----------------------------------------------------------------------------------------------
GFI GENFARE             Automatic fare           Bus and rail mass        Cubic Corporation
 Elk Grove Village,     collection passenger     transportation
 Illinois               processing, and
                        information systems for  U.S. Postal Service      National Vendors;
                        the mass transportation                           Westinghouse
                        market, including
                        electronic fareboxes and
                        faregates, magnetic
                        ticket processing
                        systems and high-
                        security vending
                        equipment, stamp vending
                        machines and audio
                        products
-----------------------------------------------------------------------------------------------
METAL FORGE             Cold-forged solid and    Automotive OEM           Thompson Products
 Dublin, Ohio           tubular metal components
                        and assemblies for       Bicycle OEM              Arvin; Walker
                        automobiles and bicycles
                                                 Automotive OEM service
-----------------------------------------------------------------------------------------------

  The company's products are sold by its own sales organization and through distributors and manufacturers' representatives.

  MATERIALS AND SUPPLIES: The company manufactures many of the components used in its products. It also purchases a variety of basic materials and component parts. Although some basic materials and components have been and may be in short supply from time to time, the company believes that it will generally be able to obtain adequate supplies of major items or reasonable substitutes.

  PATENTS: The company holds many patents and has continued to secure other patents that cover many of its products. While patents are important in the aggregate to the company's competitive position, the loss of any single patent, patent application or patent license agreement, or group thereof, would not materially affect the conduct of its business as a whole. The company is both a licensor and licensee of patents.

  WORKING CAPITAL: A discussion of working capital is included on pages 13 and 14 of this 10-K.

  BACKLOG: The amount of unfilled orders was approximately $444.6 million as of December 31, 1996 and $435.8 million as of December 31, 1995. All unfilled orders are expected to be filled within the next succeeding year.

  COMPETITION: Although the businesses of the company are highly competitive, the competitive position cannot be determined accurately in the aggregate or by segment since none of its competitors offer all of the same product lines or serve all of the same markets, nor are reliable comparative figures available for its competitors. In most product groups, competition comes from numerous concerns, both large and small. The principal methods of competition are price, service, product performance and technical innovation. These methods vary with the type of product sold. The company believes that it can compete effectively on the basis of each of these factors as they apply to the various products offered.

  RESEARCH AND DEVELOPMENT: Research and development information for the last three years is included on page F-22 of this 10-K.

  ENVIRONMENTAL MATTERS: The company is involved in various stages of investigation and remediation relative to environmental protection matters, arising from its own initiative, from indemnification of purchasers of divested operations, or from legal or administrative proceedings, some of which involve waste disposal sites. The company has a comprehensive environmental compliance program which includes environmental audits conducted by internal and outside independent environmental professionals and regular communications with the company's operating units, regarding environmental compliance requirements and anticipated regulations.

  The company has been notified that it has been named as a potentially responsible party or has received other notices of potential liability pursuant to various federal and state environmental laws (including, without limitation, the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 and similar state legislation) at approximately 65 multi-party sites which are not present or former facilities of the company and for which the company may be jointly and severally liable. It is alleged that the company generated hazardous substances, pollutants or contaminants which are present at those sites. The company has resolved its liability by entering into de minimis settlements or other buyout agreements with governmental authorities or other parties at 20 of these sites and believes that it has no liability with respect to 9 of these sites. The company is of the opinion, based on information currently available, that its aggregate probable remaining liability at the other 36 sites is less than $3 million, since the company would probably qualify for future de minimis settlements at many of these sites.

  The company is engaged in site investigation and/or remediation at the following sites presently or formerly owned by the company and has accrued for its expected future costs, as detailed below. It is the company's policy not to offset expected insurance recoveries against expected obligations when determining the amount of environmental accruals.

  New York Air Brake Landfill/Kelsey Creek Site: In February 1990, the company entered into a consent order with the New York State Department of Environmental Conservation (NYSDEC) to conduct an investigation and remediation at the company's discontinued New York Air Brake facility in Watertown, New York. On March 30, 1994, NYSDEC issued a Record of Decision with respect to site remediation. The remedial action will consist of consolidation of contamination in the existing industrial landfill, capping the landfill, collecting contaminated groundwater downgradient of the landfill, and the removal of certain sediments in Kelsey Creek and a tributary creek. The future cost estimated by the company for site remediation is approximately $11.2 million. The company has filed litigation against the City of Watertown to challenge an increase in sewer discharge fees for leachate at the landfill and believes that it will ultimately prevail in such litigation.

  Hevi-Duty Facility: In August 1990, the EPA placed this manufacturing facility of the company, located in Goldsboro, North Carolina, on the National Priorities List (NPL); subsequently, the company challenged the listing and the EPA delisted the facility in June 1993. Following the delisting, the company investigated site contamination at this facility and conducted limited initial remediation. The company is participating in a voluntary clean-up program sponsored by the state of North Carolina and has entered into an Administrative Order on Consent with the North Carolina Department of Environmental Health and Natural Resources. The company currently believes that the probable aggregate remaining liability for clean-up of this site will be approximately $4.8 million.

  Fairbanks Morse Facility: On December 2, 1994, the company acquired Fairbanks Morse Pump Corporation (Fairbanks). Based on the company's pre-acquisition environmental assessment and site testing performed at the Fairbanks facility located in Kansas City, Kansas, the company determined that there is soil and groundwater contamination at the site. The company has entered into an Interim Agreement with the Kansas Department of Environment and Health with respect to additional site investigation. The company believes that up to $4.8 million could be required to investigate and remediate contaminated soil and groundwater at the site. The accrual to cover the expected costs was established at the time of acquisition.

  The company is conducting investigation and remedial activities due to contamination at six present or former facilities of the company. Site contamination has been alleged with respect to two other former facilities. Based on information currently available, the company believes that the probable aggregate remaining liability for investigation and remediation at these eight sites will not exceed approximately $2.0 million.

  The potential costs related to the matters described above and the possible impact on future operations are uncertain due in part to the complexity of government laws and regulations and their interpretations, the varying costs and effectiveness of clean-up technologies, the uncertain level of insurance or other types of recovery and the questionable level of the company's responsibility. In management's opinion, after considering reserves established for such purposes, remedial actions for compliance with the present laws and regulations governing the protection of the environment are not expected to have a material adverse impact on the company's results of operations or financial position.

  EMPLOYEES: At December 31, 1996, the company had approximately 13,000 employees. Approximately 2,600 employees are represented by 31 different collective bargaining units. The company has generally experienced satisfactory labor relations at its various locations.

EXECUTIVE OFFICERS OF THE REGISTRANT

NAME, POSITION, AGE AT DECEMBER 31 AND OTHER INFORMATION                    AGE
--------------------------------------------------------                    ---
Michael D. Lockhart........................................................  47
 Chairman and Chief Executive Officer since October 19, 1995. Previously,
 President and Chief Operating Officer since October 3, 1994. Prior to joining the company, Vice President and General Manager of General
 Electric's Commercial Engines and Services division, following several other key executive positions at GE since 1981. Prior to joining GE, served as Vice President and Director, The Boston Consulting Group.
Terence D. Martin..........................................................  53
 Executive Vice President and Chief Financial Officer since February 2,
 1995. Previously, Chief Financial Officer of American Cyanamid Company
 since 1991 and Treasurer since 1988.
Joanne L. Bober............................................................  44
 Senior Vice President, General Counsel, and Secretary since January 2,
 1997. Previously, Partner at Jones, Day, Reavis & Pogue since 1989.
Elizabeth D. Conklyn.......................................................  49
 Senior Vice President--Human Resources since December 14, 1995.
 Previously, Senior Vice President, Human Resources and Organization for
 Mobile Telecommunications Technologies since 1994. Served in various human resource management positions with IBM from 1977 to 1994.
Ernest R. Verebelyi........................................................  49
 Senior Vice President--Operations since November 1, 1996. Previously,
 Executive Vice President of Special Products Division of Emerson Electric
 since 1994, and Vice President of Operations since 1991. Prior to joining
 Emerson, served in various executive and management positions with
 Hussmann and General Electric.

Raymond L. Arthur..........................................................  37
 Vice President and Controller since March 20, 1997. Formerly, Assistant
 Vice President, Director of Compliance, following several other positions, for American Home Products Corporation since 1994 and American Cyanamid
 Company since 1986.
William W. Clark...........................................................  55
 Vice President--Sourcing since June 15, 1995. Previously, Vice President--
 Operations of Tau-tron business, a division of General Signal Networks, since 1992. Served in various management positions with Eastman Kodak
 Company from 1968 to 1992.
Nino J. Fernandez..........................................................  55
 Vice President--Investor Relations since May 1, 1987. Previously, Director of Communications since April 1, 1974.
Terry J. Mortimer..........................................................  51
 Vice President and Treasurer since March 20, 1997. Previously, Vice
 President and Controller since May 25, 1990. Previously Director Finance and Chief Accountant for Apple Computer since June, 1988. Previously with
 Becton Dickinson and Company since 1981, most recently as Medical Sector
 Controller.

EXECUTIVE OFFICERS OF THE REGISTRANT

NAME, POSITION, AGE AT DECEMBER 31 AND OTHER INFORMATION                   AGE
--------------------------------------------------------                   ---
Donald J. Noonan..........................................................  56
 Vice President--Asia Pacific Development since September 11, 1996.
 Formerly, Vice President and General Manager of Southern Pacific Aircraft
 Engine Operations of General Electric Aircraft Engines since 1981.
Thomas E. Taylor..........................................................  50
 Vice President--Taxes since September 1, 1993. Previously with Elf
 Aquitaine, Inc. as Vice President--Taxes since 1985.

  The executive officers are elected annually by the Board of Directors.

  There are no family relationships between any of the directors or executive officers of the company.

ITEM 2. PROPERTIES

  The following is a list of the company's principal properties, classified by sector:

                                                              APPROXIMATE    PERCENT
                                                    NO. OF      SQUARE     ------------
                                 LOCATION         FACILITIES    FOOTAGE    OWNED LEASED
                                 --------         ---------- ------------- ----- ------
                                                             (IN MILLIONS)
Process Controls         11 states and 7 foreign      26          3.1       92%    8%
 Sector................. countries
Electrical Controls      15 states, Puerto Rico       40          3.3       79%   21%
 Sector................. and 5 foreign countries
Industrial Technology    8 states                     11          0.9       87%   13%
 Sector.................

  In addition to manufacturing plants, the company as lessee occupies executive offices in Stamford, Connecticut, and various sales and service locations throughout the world. All of these properties, as well as the related machinery and equipment, are considered to be well maintained and suitable and adequate for their intended purposes. Assets subject to lien are not significant.

ITEM 3. LEGAL PROCEEDINGS

  The company and certain of its subsidiaries are defendants in legal proceedings incidental to their businesses. Although the ultimate disposition of these proceedings is not presently determinable, management does not expect the outcome to have a material adverse impact on the company's financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

  The company's common stock is listed on the New York and Pacific stock exchanges under the symbol "GSX." Information as to quarterly prices for the last two years, and dividends paid, is included on page F-23 of this 10-K. There were approximately 10,400 holders of record of the company's common stock on February 28, 1997.

ITEM 6. SELECTED FINANCIAL DATA

ELEVEN-YEAR FINANCIAL SUMMARY

           GENERAL SIGNAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                                        YEAR ENDED DECEMBER 31,
                   ------------------------------------------------------------------------------------------------------------
                     1996      1995      1994      1993      1992      1991      1990      1989      1988      1987      1986
                   --------  --------  --------  --------  --------  --------  --------  --------  --------  --------  --------
                                        (DOLLARS AND SHARES IN MILLIONS, EXCEPT PER-SHARE DATA)
SUMMARY OF
 OPERATIONS
Net sales........  $2,065.0  $1,863.2  $1,527.7  $1,354.2  $1,477.8  $1,424.1  $1,497.3  $1,522.4  $1,397.7  $1,249.2  $1,210.2
                   --------  --------  --------  --------  --------  --------  --------  --------  --------  --------  --------
Cost of sales....   1,435.7   1,308.0   1,109.5     959.0   1,070.2   1,015.7   1,061.8   1,075.7     983.6     885.0     846.1
Selling, general
 and
 administrative
 expenses........     406.2     354.4     292.3     259.3     287.7     282.7     304.9     326.7     335.8     276.0     263.2
Other charges and
 (credits).......     (20.8)     20.1     (46.2)    (19.8)     85.6       --       83.3      (8.7)     24.1       --        --
                   --------  --------  --------  --------  --------  --------  --------  --------  --------  --------  --------
Total operating
 costs and
 expenses........   1,821.1   1,682.5   1,355.6   1,198.5   1,443.5   1,298.4   1,450.0   1,393.7   1,343.5   1,161.0   1,109.3
                   --------  --------  --------  --------  --------  --------  --------  --------  --------  --------  --------
Operating
 earnings........     243.9     180.7     172.1     155.7      34.3     125.7      47.3     128.7      54.2      88.2     100.9
Interest expense
 (income), net...      21.5      24.3      11.8      16.6      24.8      28.3      31.8      38.7      (1.9)     (1.7)      2.3
                   --------  --------  --------  --------  --------  --------  --------  --------  --------  --------  --------
Earnings from
 continuing
 operations
 before income
 taxes...........     222.4     156.4     160.3     139.1       9.5      97.4      15.5      90.0      56.1      89.9      98.6
Income taxes.....      89.0      56.3      56.2      41.0       3.2      28.2       7.3      23.4      25.9      25.5      36.0
                   --------  --------  --------  --------  --------  --------  --------  --------  --------  --------  --------
Earnings from
 continuing
 operations......     133.4     100.1     104.1      98.1       6.3      69.2       8.2      66.6      30.2      64.4      62.6
Earnings (loss)
 from
 discontinued
 operations, net
 of income
 taxes...........       --        --        2.4     (31.5)      6.1      (5.2)    (26.9)     11.9      (5.0)      5.1      12.0
Loss on disposal
 of discontinued
 operations, net
 of income
 taxes...........       --      (64.0)    (25.8)      --        --       (9.8)    (14.2)      --        --        --        --
                   --------  --------  --------  --------  --------  --------  --------  --------  --------  --------  --------
Earnings (loss)
 before
 extraordinary
 charges and
 cumulative
 effect of
 accounting
 changes.........     133.4      36.1      80.7      66.6      12.4      54.2     (32.9)     78.5      25.2      69.5      74.6
Extraordinary
 charges.........       --        --        --       (6.6)     (0.3)      --        --        --        --        --        --
Cumulative effect
 of accounting
 changes.........       --        --        --      (25.3)    (92.4)      --        --        --        --        --        --
                   --------  --------  --------  --------  --------  --------  --------  --------  --------  --------  --------
Net earnings
 (loss)..........  $  133.4  $   36.1  $   80.7  $   34.7  $  (80.3) $   54.2  $  (32.9) $   78.5  $   25.2  $   69.5  $   74.6
                   --------  --------  --------  --------  --------  --------  --------  --------  --------  --------  --------
PER-SHARE DATA
Earnings (loss)
 per share of
 common stock
 Continuing
  operations.....  $   2.68  $   2.03  $   2.20  $   2.17  $   0.15  $   1.80  $   0.21  $   1.75  $   0.55  $   1.14  $   1.09
 Discontinued
  operations.....       --      (1.30)    (0.49)    (0.70)     0.15     (0.40)    (1.07)     0.31     (0.09)     0.09      0.21
 Extraordinary
  charges........       --        --        --      (0.14)    (0.01)      --        --        --        --        --        --
 Cumulative
  effect of
  accounting
  changes........       --        --        --      (0.56)    (2.21)      --        --        --        --        --        --
                   --------  --------  --------  --------  --------  --------  --------  --------  --------  --------  --------
Net earnings
 (loss)..........  $   2.68  $   0.73  $   1.71  $   0.77  $  (1.92) $   1.40  $  (0.86) $   2.06  $   0.46  $   1.23  $   1.30
                   --------  --------  --------  --------  --------  --------  --------  --------  --------  --------  --------
Cash dividends
 per share.......     0.975      0.96     0.915      0.90      0.90      0.90      0.90      0.90      0.90      0.90      0.90
Book value per
 share...........     14.96     11.71     11.64     11.09      8.90     12.32     11.69     13.25     12.09     16.51     16.16
                   --------  --------  --------  --------  --------  --------  --------  --------  --------  --------  --------
SUMMARY OF
 FINANCIAL
 POSITION
 Working
  capital........     252.7     289.3     349.2     268.8     347.8     243.9     310.6     328.8     496.3     540.8     536.3
 Property, plant
  and equipment..     310.0     312.7     280.5     263.4     246.9     263.7     283.0     325.1     312.5     310.6     345.6
 Total assets....   1,551.0   1,613.2   1,357.9   1,224.9   1,258.4   1,180.2   1,294.6   1,324.3   1,396.6   1,397.4   1,458.1
 Total long-term
  liabilities....     368.0     603.0     442.0     373.9     537.7     345.7     440.8     373.1     539.9     163.3     179.8
 Shareholders'
  equity.........     743.8     578.1     547.9     525.2     374.8     476.4     450.3     506.1     461.0     907.2     927.4
                   --------  --------  --------  --------  --------  --------  --------  --------  --------  --------  --------
FINANCIAL RATIOS
 Working capital
  to sales.......      12.2%     15.5%     22.9%     19.8%     23.5%     17.1%     20.7%     21.6%     35.5%     43.3%     44.3%
 Selling, general
  and
  administrative
  expenses to
  sales..........      19.7%     19.0%     19.1%     19.1%     19.5%     19.9%     20.4%     21.5%     24.0%     22.1%     21.7%
 Operating
  margin.........      11.8%      9.7%     11.3%     11.5%      2.3%      8.8%      3.2%      8.5%      3.9%      7.1%      8.3%
 After-tax return
  on net sales...       6.5%      5.4%      6.8%      7.2%      0.4%      4.9%      0.5%      4.4%      2.2%      5.1%      5.2%

                                                         YEAR ENDED DECEMBER 31,
                   -------------------------------------------------------------------------------------------------------
                     1996         1995         1994         1993         1992           1991        1990           1989
                   ---------    ---------    ---------    ---------    ---------      --------    ---------      ---------
                                                (DOLLARS AND SHARES IN MILLIONS, EXCEPT PER-SHARE DATA)
 Return on
  average
  shareholders'
  equity.........       20.2%         6.3%        15.0%         7.7%       (18.9%)        11.7%        (6.9%)         16.2%
 Current ratio...        1.6          1.7          1.9          1.8          2.0           1.7          1.8            1.7
 Total debt to
  capitalization..      21.8%        43.1%        33.1%        27.6%        49.7%         38.9%        47.6%          40.2%
                   ---------    ---------    ---------    ---------    ---------      --------    ---------      ---------
SUPPLEMENTAL
 INFORMATION
 Capital
  expenditures...       59.3         49.0         74.8         55.1         49.9          48.1         68.8           62.0
 Depreciation of
  property, plant
  and equipment..       52.6         50.3         41.7         35.4         40.6          42.1         44.5           44.7
 Research and
  development....       47.5         46.9         49.7         53.1         56.2          87.3         93.4           92.8
 Common stock
  price range:
 High............        44 1/2       42 1/2        38          37 7/8       32 5/8        26 7/8       29 5/8         28 7/8
 Low.............         32           28          30 1/8        30          25 7/8        17 5/8       15 5/8         22 7/8
 Price-earnings
  ratio range--
  continuing
  operations.....  12.1-16.4    20.9-13.8    17.3-13.7    17.5-13.8    21.1-16.8(/1/) 14.9-9.8    21.7-11.5(/1/) 16.5-13.1
 Average common
  shares
  outstanding....       49.7         49.2         47.3         45.2         41.8          38.6         38.4           38.1
 Employees (in
  thousands).....       13.0         12.9         12.2         11.2         12.1          12.6         11.6           16.9
                   ---------    ---------    ---------    ---------    ---------      --------    ---------      ---------
                           YEAR ENDED DECEMBER 31,
                   ----------------------------------------
                       1988           1987         1986
                   -------------- ------------ ------------
            (DOLLARS AND SHARES IN MILLIONS, EXCEPT PER-SHARE DATA)
 Return on
  average
  shareholders'
  equity.........        3.7%           7.6%         8.1%
 Current ratio...        2.3            2.7          2.5
 Total debt to
  capitalization..      52.2%          11.5%        12.5%
                   -------------- ------------ ------------
SUPPLEMENTAL
 INFORMATION
 Capital
  expenditures...       38.8           34.0         45.7
 Depreciation of
  property, plant
  and equipment..       42.1           42.4         41.4
 Research and
  development....       93.7           84.1         74.4
 Common stock
  price range:
 High............        28 1/8         30 5/8       27 1/8
 Low.............         20            16 5/8       19 5/8
 Price-earnings
  ratio range--
  continuing
  operations.....  36.1-25.7(/1/) 26.9-14.6    24.9-18.0
 Average common
  shares
  outstanding....       55.4           56.5         57.5
 Employees (in
  thousands).....       16.6           16.6         17.5
                   -------------- ------------ ------------

-------
(1) Excludes the impact of after-tax charges related to dispositions of businesses.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS(DOLLARS IN MILLIONS, EXCEPT PER-SHARE DATA)

  The following discussion should be read in conjunction with the company's consolidated financial statements and notes thereto.

RESULTS OF OPERATIONS

  The amounts in the table below were derived from the Consolidated Financial Statements.

                                                   YEAR ENDED DECEMBER 31,
                                                  ---------------------------
                                                    1996      1995     1994
                                                  REPORTED  REPORTED REPORTED
                                                  --------  -------- --------
Net sales........................................ $2,065.0  $1,863.2 $1,527.7
Gross profit.....................................    629.3     555.2    418.2
Selling, general and administrative expenses.....    406.2     354.4    292.3
Gain on disposition, transaction and
 consolidation charges, merger break-up fee and
 other special items.............................    (20.8)     20.1    (46.2)
Operating earnings...............................    243.9     180.7    172.1
Earnings from continuing operations..............    133.4     100.1    104.1
Net earnings.....................................    133.4      36.1     80.7
Earnings per share from continuing operations.... $   2.68  $   2.03 $   2.20
Earnings per share............................... $   2.68  $   0.73 $   1.71

  Over the last three years, the company included the following items in reported net earnings. To facilitate a more meaningful discussion of results of operations, these items are excluded from the discussion of comparative results of operations in the table which follows these items.

  ROYALTY INCOME: In July 1996, the company negotiated a royalty payment related to one of its previously divested semiconductor businesses. The company received $4.2 in connection with this agreement and has recognized this amount in the Industrial Technology sector's net sales.

  INSURANCE SETTLEMENT ON DESTROYED ASSETS: In May 1996, a fire at a supplier facility destroyed assets of a business in the Process Controls sector. In September 1996, the company received $1.8 in insurance proceeds, net of related expenses, and recognized a gain on the involuntary conversion of these assets. This amount is included as an offset to selling, general and administrative expenses.

  GAIN ON DISPOSITION: In January 1996, the company sold Kinney Vacuum Company, a unit of the Process Controls sector, for $29.0 and recorded a pre-tax gain of $20.8. Included in the gain was a LIFO liquidation of approximately $1.1 and transaction costs of approximately $0.5.

  PRODUCT WARRANTY: In March 1996, the company decided to correct defects in certain products sold in prior years in the Process Controls sector for which the warranty period had expired, and provided $4.0 to cover the cost of repairs. Through December 31, 1996, the company made payments against this reserve of $1.7. It is anticipated that the remaining amount will be expended in 1997.

  CAPITALIZED SOFTWARE: Based on an assessment of future market potential made during the first quarter of 1996, the company decided to write-off $4.6 of capitalized software related to a product in the Industrial Technology sector.

  FACTORY CLOSURE AND OTHER: As part of the company's ongoing review of facilities, product lines and operations, the company decided in March 1996 to close a factory in the Electrical Controls sector and provided $4.7 primarily for lease termination costs, asset write-downs and severance. Also in connection with this review, the company identified property, plant and equipment that will not be utilized in future operations, and, therefore, recorded a $4.4 charge to write- off the assets.

  ENVIRONMENTAL: During the first quarter of 1996, the company changed its estimate of costs to be incurred related to environmental matters at one of its Electrical Controls sector facilities. The additional accrual of $2.0 was based on additional information received about the method and extent of remediation required. A more detailed discussion of environmental matters appears on pages 6 and 7 of this 10-K.

  TRANSACTION AND CONSOLIDATION CHARGES: During 1995, the company recorded charges of $20.1 for the acquisition of Best Power Technology Inc. (Best Power) and the merger with Data Switch Corporation (Data Switch). The Best Power charge of $7.4 was primarily for severance and other consolidation costs related to the combination of General Signal and Best Power locations. The Data Switch charge of $12.7 was primarily for severance and balance sheet valuation adjustments.

  DISCONTINUED OPERATIONS: The company adopted a plan to sell Leeds & Northrup (L&N) and Dynapower/Stratopower (Dynapower) in November 1994. In 1995, the company recorded after-tax net losses totaling $64.0 ($1.30 per share) in connection with the divestiture of these businesses. During 1994, the company recorded a net loss of $23.4 ($0.49 per share) for loss on the expected disposal and operating losses of these operations. A more detailed discussion of discontinued operations appears on page F-19 of this 10-K.

  RELIANCE MERGER BREAK-UP FEE: During the fourth quarter of 1994, the company's planned merger with Reliance Electric was not successfully concluded, and, as a result, the company received a break-up fee of $50.0. The company also incurred $3.8 of net expenses related to the merger.

  CONSOLIDATION OF OPERATIONS, ASSET VALUATIONS AND OTHER CHARGES: During the fourth quarter of 1994, the company recorded $46.2 of charges for the consolidation of certain operations ($11.8), asset valuations ($24.1) and environmental and other issues ($10.3).

  The following table summarizes the results of operations for the three years ended December 31, excluding the items discussed above.

                                                  YEAR ENDED DECEMBER 31,
                                                 ----------------------------
                                                   1996      1995      1994
                                                 ADJUSTED  ADJUSTED  ADJUSTED
                                                 --------  --------  --------
Net sales....................................... $2,060.8  $1,863.2  $1,527.7
Gross profit....................................    638.1     555.2     445.9
Gross margin....................................     31.0%     29.8%     29.2%
Selling, general and administrative expenses....    401.3     354.4     276.2
Selling, general and administrative expenses as
 a percent of sales.............................     19.5%     19.0%     18.1%
Operating earnings..............................    236.8     200.8     169.7
Earnings from continuing operations.............    129.1     113.0     104.1
Earnings per share from continuing operations... $   2.60  $   2.30  $   2.20

1996 COMPARED WITH 1995

  REVENUES: Sales increased 10.6 percent over 1995 levels, approximately half of which was due to the acquisitions of Best Power and MagneTek Electric Inc. (Waukesha Electric) in June and July of 1995, respectively. Adjusted for acquisitions and dispositions, sales improved approximately 5 percent. Foreign and export sales in 1996 totaled approximately 23 percent of the company's net sales. Export sales increased approximately 8 percent and foreign sales increased approximately 18 percent, primarily reflecting the European sales of Best Power as well as an improvement in international mixer sales. Price changes, volume changes and acquisitions, net of dispositions, accounted for approximately 1 percent, 51 percent and 48 percent of the revenue increase, respectively.

  Process Controls sector sales improved 4.5 percent to $752.4 on strong second half volume activity in pumps, mixers and crystal growing furnaces. These increases were partially offset by the disposition of Kinney Vacuum, sold in January 1996, which generated revenues of $25.4 in 1995.

  Sales in the Electrical Controls sector increased 21.7 percent to $945.3. The addition of Best Power and Waukesha Electric accounted for approximately 75 percent of the increase. A strong UPS market and North American market share gains in electrical fittings also contributed to the improvement.

  Industrial Technology sector sales decreased 0.5 percent to $363.1. Sales from new products introduced in the fourth quarter of 1996 as well as higher product sales of matrix switch systems to the telecommunication and datacommunication industries were offset by the completion of several large farebox contracts in 1995.

  COSTS AND EXPENSES: Gross profit as a percentage of sales increased from
29.8 percent to 31.0 percent. Improved cost structures at several operating units was the primary reasons for the increase. Margin improvements were strongest for mixer, coal feeder, broadcast antenna, electrical fitting, power transformer and automotive products. Gross profit in 1996 included $1.7 related to liquidations of LIFO inventory quantities. Research and development spending ranged from two to three percent in both years.

  Selling, general and administrative expenses as a percentage of sales increased from 19.0 percent to 19.5 percent. The inclusion of a full year's operating expenses related to Best Power, which has a higher rate of operating expenses than the rest of the company, as well as lower credits in connection with the settlement of insured matters, were the primary reasons for the increase. 1996 operating expenses were positively impacted by $3.1 of environmental insurance recoveries and the collection of a $1.3 previously written off receivable. 1995 operating expenses were positively impacted by $6.8 of environmental insurance recoveries and gains on the sale of assets of $4.1. Also included in selling, general and administrative expenses were pension credits of $8.8 in 1996 and $9.3 in 1995. These credits resulted from the company's overfunded pension plans and favorable long-term investment results.

  Net interest expense decreased 11.5 percent due to lower average debt levels. Cash generated from operations and divestitures was used to pay down the debt incurred in connection with 1995 acquisitions.

  The 1996 effective tax rate rose to 40 percent from 36 percent in 1995, due largely to reductions in the deferred tax valuation allowance recorded in the prior year.

1995 COMPARED WITH 1994

  REVENUES: Sales improved 22.0 percent over 1994 levels to $1,863.2, primarily related to acquisitions, with the remainder reflecting improved order activity. Foreign and export sales in 1995 totaled 22.3 percent of the company's net sales as compared to 19.4 percent in 1994. Export sales increased 59 percent to $199.1, reflecting greater export activity in Process and Electrical Controls and the acquisitions of Fairbanks Morse Pump Corporation (Fairbanks), Best Power and Data Switch. Price changes, volume changes and acquisitions accounted for approximately 10 percent, 6 percent and 84 percent of the revenue increase, respectively.

  Process Controls sector sales increased 18.7 percent to $719.7 from increased shipments of pumps, valves, industrial mixers, crystal growing furnaces and laboratory equipment. The increased pump sales resulted primarily from the acquisition of Fairbanks. The increased mixer business sales were primarily a result of higher domestic sales.

  Sales in the Electrical Controls sector rose 25.6 percent to $777.0. The acquisitions of Best Power and Waukesha Electric accounted for approximately 80 percent of the sector's increase. The remainder resulted from improved volume in building and life safety products, broadcast equipment and power transformers. These improvements were offset by lower volume as a result of a major floor care customer's production curtailments.

  Industrial Technology sector sales increased 21.1 percent to $366.5 due mainly to the Data Switch merger, recorded effective January 1, 1995, which added $97.8 in revenue. This addition was partially offset by decreases in sales due to the completion of the U.S. Postal Service stamp vending machine contract in early 1995, as well as declines in the telecommunications and OEM bicycle and automotive component products.

  COSTS AND EXPENSES: Gross profit as a percentage of sales improved from 29.2 percent to 29.8 percent. Higher margins at acquired companies, as well as improved cost structures at several operating units, were the primary reasons for the improvement. Margin improvements were strongest for valve, broadcast equipment and telecommunication products. Margin improvements also were realized as a result of the completion of the lower margin U.S. Postal Service contract. Spending on research and development ranged from two to three percent of sales in both years.

  Selling, general and administrative expenses as a percentage of sales increased from 18.1 percent to 19.0 percent, primarily due to higher operating expenses-to-sales of acquired companies, as well as incremental spending related to acquisitions. These higher expenses were offset by insurance recoveries of $6.8 and gains on asset sales of $4.1. Selling, general and administrative expenses included pension credits of $9.3 in 1995 and $9.7 in 1994. These credits resulted from the company's overfunded pension plans and favorable long-term investment results.

  Net interest expense increased as a result of higher average debt levels resulting from acquisitions, the addition of higher-rate debt from Data Switch, and an overall increase in borrowing rates.

  The 1995 effective tax rate rose to 36 percent from 35 percent in 1994 for a number of reasons, including an increase in non-deductible goodwill and a $7.0 reduction in the deferred tax valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

  The following information was derived from the Consolidated Financial Statements.

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                            ------------------
                                                              1996      1995
                                                            REPORTED  REPORTED
                                                            --------  --------
Cash flow from operating activities........................ $ 191.7   $ 160.7
                                                            -------   -------
Acquisitions, primarily Best Power and Waukesha Electric...     --     (272.4)
Disposition of discontinued operations and Kinney Vacuum...    94.4      53.4
Capital expenditures.......................................   (59.3)    (49.0)
Other investing activities.................................    (2.8)     15.3
                                                            -------   -------
Cash flow from investing activities........................    32.3    (252.7)
                                                            -------   -------
Debt repayments, net of borrowings.........................  (173.2)    139.2
Dividends paid.............................................   (47.6)    (45.6)
Other financing activities.................................    13.5      (0.9)
                                                            -------   -------
Cash flow from financing activities........................  (207.3)     92.7
                                                            -------   -------
Total debt to capitalization...............................    21.8%     43.1%
                                                            =======   =======

  The 1996 operating cash flow improvement was driven by higher earnings, lower spending in connection with divested operations and the utilization of deferred tax assets. Included in operating cash flows for 1996 and 1995 were expenditures of $24.6 and $40.8, respectively, related to previously divested operations and $6.0 and $7.5, respectively, for severance pay.

  1996 capital expenditures were primarily comprised of upgrades to manufacturing facilities and purchases of management information systems (MIS) equipment. The company anticipates capital expenditures in 1997 will approximate depreciation.

  1996 dispositions included $65.4 related to discontinued operations and $29.0 on the sale of Kinney. During 1995, the company acquired Best Power for $206.3 and Waukesha Electric for $73.9. Included in 1995 cash flow from investing activities were long-term receivable collections and fixed asset sales totaling approximately $14.5.

  On December 12, 1996, the company called for the redemption of its $100.0 5.75% convertible subordinated notes. As of December 31, 1996, notes with a face value of $57.4 had been converted into 1.5 million shares of the company's common stock, with an additional $39.3 converted into 1.0 million shares on January 2, 1997. The balance of the notes of $3.3 was redeemed for cash. Also on December 12, 1996, the Board of Directors approved a stock buy-back program of up to $100.0 to offset the dilutive impact of shares issued in connection with the convertible notes redemption.

  Total debt to capitalization decreased as cash generated from operations and divestitures was used to pay down debt incurred in connection with 1995 acquisitions. The partial conversion of the 5.75% subordinated notes also contributed to the decrease.

  At the end of 1996, the company had credit agreements of $603.9, consisting primarily of committed revolving credit agreements of $180.0 and $360.0 that expire in May 1997 and May 2001, respectively. The company also has $300.0 of unissued securities under a universal shelf registration with the Securities and Exchange Commission, providing the flexibility to issue a broad variety of securities. The company expects that cash provided from operations will be sufficient to provide for the company's 1997 financing needs, although the company may use available borrowing facilities to finance, in whole or in part, its buy-back of common stock.

  At December 31, 1996, the company's balance sheet reflected deferred tax assets of $178.7 that are reduced by deferred tax liabilities of $110.1 and a valuation allowance of $30.0. The carrying amount of the net deferred tax asset was based on management's assessment of the realizability of the net operating loss and credit carry-forwards and deductible items through future taxable earnings or alternative tax planning strategies.

  The company enters into forward foreign exchange contracts to mitigate the risks of doing business in foreign currencies. The company hedges currency exposures of firm commitments and specific assets and liabilities denominated in non-functional currencies to protect against the possibility of diminished cash flow and adverse impact on earnings. The company's currency exposures vary, but are primarily concentrated in the Canadian dollar, British pound, Australian dollar, German mark, French franc and Singapore dollar. Translation exposures generally are not hedged.

ENVIRONMENTAL MATTERS

  The company is involved in various stages of investigation and remediation relative to environmental protection matters. A more detailed discussion of environmental matters appears on pages 6 and 7 of this 10-K. In October 1996, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued SOP 96-1, Environmental Remediation Liabilities, the effect of which is not expected to be material to the operating results of the company.

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

FORWARD-LOOKING STATEMENTS

  The company may from time to time make projections concerning future operations and earnings. The company's forward-looking statements are based on the company's current expectations, which are subject to a number of risks and uncertainties that could materially affect or reduce such operations and earnings. In addition to the general factors identified in "Other Matters" above, the primary factors that could specifically affect the company's expectations include the failure of: (1) a continuation of the increased order rate experienced during 1996, (2) productivity improvements meeting or exceeding budget and (3) new products under development being produced and accepted as anticipated.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The response to this item is submitted in a separate section of this report. See page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

  This information is incorporated herein by reference to the Board of Directors section of the Proxy Statement for the 1997 annual meeting of shareholders. Also see pages 7 through 8 of this 10-K as to information related to executive officers.

ITEM 11. EXECUTIVE COMPENSATION

  This information is incorporated herein by reference to the Executive Compensation section of the Proxy Statement for the 1997 annual meeting of shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  This information is incorporated herein by reference to the Security Ownership of Certain Beneficial Holders and Security Ownership of Management sections of the Proxy Statement for the 1997 annual meeting of shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Not applicable.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) and (2) The response to these portions of Item 14 are submitted as a separate section of this report. See page F-1.

  All other schedules are omitted as the required information is not applicable or the information is presented in the financial statements or related notes.

  (3) Listing of Exhibits.

      3.1 Restated Certificate of Incorporation of General Signal Corporation, as amended through April 21, 1994 incorporated herein by reference to Exhibit 3.1 of the registrant's 1994 Form 10-K filed March 21,
           1995.
      3.2  By-laws of General Signal Corporation, as amended through February
           1, 1996 incorporated herein by reference to Exhibit 3.2 of the registrant's 1995 Form 10-K filed March 22, 1996.
      4.1 Copies of the instruments with respect to the company's long-term debt are available upon request to the Securities and Exchange
           Commission.
     10.1  Description of General Signal Corporation Incentive Compensation
           Plan.
     10.2  General Signal Corporation Senior Executive Incentive Compensation
           Plan, as approved by shareholders on April 20, 1995.
     10.3 Retirement Plan for Directors of General Signal Corporation is incorporated herein by reference to Exhibit 10.7 of the registrant's
           1988 Form 10-K filed March 17, 1989.
     10.4 General Signal Corporation Deferred Compensation Plan for Directors, as amended and restated through December 12, 1996.
     10.5 General Signal Corporation Change in Control Severance Pay Plan, as amended and restated through June 20, 1996.
     10.6  General Signal Corporation Deferred Compensation Plan, dated October
           14, 1993, is incorporated herein by reference to Exhibit 10.4 of the registrant's 1993 Form 10-K filed March 21, 1994.
     10.7 General Signal Corporation Benefit Equalization Plan as amended and restated October 14, 1993, is incorporated herein by reference to
           Exhibit 10.5 of the registrant's 1993 Form 10-K filed March 21,
           1994.
     10.8 General Signal Corporation 1996 Stock Incentive Plan as approved by shareholders on April 18, 1996.
     10.9 General Signal Corporation 1992 Stock Incentive Plan as amended and restated July 7, 1993, is incorporated herein by reference to
           Exhibit 10.6 of the registrant's 1993 Form 10-K filed March 21,
           1994.
     10.10 General Signal Corporation 1989 Stock Option and Incentive Plan as amended July 7, 1993, is incorporated herein by reference to Exhibit
           10.7 of the registrant's 1993 Form 10-K filed March 21, 1994.
     10.11 General Signal Corporation 1985 Stock Option Plan as amended and restated July 7, 1993, is incorporated herein by reference to
           Exhibit 10.8 of the registrant's 1993 Form 10-K filed
           March 21, 1994.
     10.12 Employment agreement between Michael D. Lockhart and the registrant dated October 3, 1994 is incorporated herein by reference to Exhibit
           10.12 of the registrant's 1994 Form 10-K filed March 21, 1995.
     10.13 Employment agreement between Terence D. Martin and the registrant dated February 2, 1995 is incorporated herein by reference to
           Exhibit 10.13 of the registrant's 1994 Form 10-K filed March 21,
           1995.

     10.14 Employment agreement between Joanne L. Bober and the registrant dated October 29, 1996.
     10.15 Employment agreement between Elizabeth D. Conklyn and the registrant dated November 2, 1995.
     10.16 Employment agreement between Ernest R. Verebelyi and the registrant dated September 12, 1996.
     10.17 Employment agreement between Donald J. Noonan and the registrant dated June 5, 1996.
     10.18 Employment agreement between Raymond L. Arthur and the registrant dated January 28, 1997.
     10.19 Severance agreement between Edgar J. Smith, Jr. and the registrant dated August 5, 1996.
     10.20 Severance agreement between Edmund M. Carpenter and the registrant dated October 19, 1995 is incorporated herein by reference to
           Exhibit 10.12 of the registrant's 1995 Form 10-K filed March 22,
           1996.
     10.21 Severance agreement between Joel S. Friedman and the registrant dated December 21, 1995 is incorporated herein by reference to
           Exhibit 10.13 of the registrant's 1995 Form 10-K filed March 22,
           1996.
     10.22 Severance agreement between George Falconer and the registrant dated
           November 7, 1995 is incorporated herein by reference to Exhibit
           10.14 of the registrant's 1995 Form 10-K filed March 22, 1996.
     10.23 Shareholder Rights Plan dated February 1, 1996 is incorporated herein by reference to Exhibit 10.15 of the registrant's 1995 Form
           10-K filed March 22, 1996.
     10.24 Copies of the Credit Agreements among General Signal Corporation and
           Various Commercial Banking Institutions, dated through May 31, 1996, as described in the Notes to Financial Statements.
     11.0  Computation of Earnings per Share. See page F-25 of this report.
     12.0 Calculation of Ratios of Earnings to Fixed Charges. See page F-26 of this report.
     21.0  Subsidiaries. See pages F-27 through F-29 of this report.
     23.0  Consent of Ernst & Young LLP. See page F-30 of this report.
     27.0  Financial Data Schedule.

(b) Reports on Form 8-K filed in the fourth quarter of 1996

  No reports were filed on Form 8-K.

(c) Exhibits

  The response to this portion of Item 14 is submitted as a separate section of this report.

(d) Financial Statement Schedules

  The response to this portion of Item 14 is submitted as a separate section of this report.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                   General Signal Corporation

                                           /s/ Michael D. Lockhart
                                   By: ________________________________________
                                         (MICHAEL D. LOCKHART,
                                               CHAIRMAN)
                                            MARCH 20, 1997

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

           SIGNATURE                       TITLE                   DATE

    /s/ Michael D. Lockhart          Chairman and               March 20,
-------------------------------       Director                     1997
     (MICHAEL D. LOCKHART)            (Principal
                                      Executive
                                      Officer)

     /s/ Terence D. Martin           Executive Vice             March 20,
-------------------------------       President and                1997
      (TERENCE D. MARTIN)             Chief Financial
                                      Officer

     /s/ Raymond L. Arthur           Vice President             March 20,
-------------------------------      and Controller                1997
      (RAYMOND L. ARTHUR)            (Chief
                                     Accounting
                                     Officer)

      /s/ Ralph E. Bailey            Director                   March 20,
-------------------------------                                    1997
       (RALPH E. BAILEY)

       /s/ H. Kent Bowen             Director                   March 20,
-------------------------------                                    1997
        (H. KENT BOWEN)

      /s/ Van C. Campbell            Director                   March 20,
-------------------------------                                    1997
       (VAN C. CAMPBELL)

   /s/ Michael A. Carpenter          Director                   March 20,
-------------------------------                                    1997
    (MICHAEL A. CARPENTER)

    /s/ Ursula F. Fairbairn          Director                   March 20,
-------------------------------                                    1997
     (URSULA F. FAIRBAIRN)

    /s/ Ronald E. Ferguson           Director                   March 20,
-------------------------------                                    1997
     (RONALD E. FERGUSON)

      /s/ John P. Horgan             Director                   March 20,
-------------------------------                                    1997
       (JOHN P. HORGAN)

     /s/ Robert D. Kennedy           Director                   March 20,
-------------------------------                                    1997
      (ROBERT D. KENNEDY)

     /s/ Roland W. Schmitt           Director                   March 20,
-------------------------------                                    1997
      (ROLAND W. SCHMITT)

       /s/ John R. Selby             Director                   March 20,
-------------------------------                                    1997
        (JOHN R. SELBY)

                       FORM 10-K--ITEMS 14(A)(1) AND (2)

            GENERAL SIGNAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

              INDEX TO FINANCIAL STATEMENTS, SCHEDULE AND EXHIBITS

Management's Responsibility for Financial Statements.....................  F-2
Report of Independent Auditors...........................................  F-3
Statement of Earnings for the Years Ended December 31, 1996, 1995 and
 1994....................................................................  F-4
Balance Sheet as of December 31, 1996 and 1995...........................  F-5
Statement of Shareholders' Equity for the Years Ended December 31, 1996,
 1995 and 1994...........................................................  F-6
Statement of Cash Flow for the Years Ended December 31, 1996, 1995 and
 1994....................................................................  F-7
Notes to the Financial Statements.............................F-8 through F-23
Schedule:
  II--Valuation and Qualifying Accounts.................................. F-24

  All other schedules required by Regulation S-X have been omitted because they are not applicable or because the required information is included in the financial statements or notes thereto.

Exhibits:
  11.0--Computation of Earnings Per Share................................ F-25
  12.0--Calculations of Ratios of Earnings to Fixed Charges.............. F-26
  21.0--Subsidiaries of Registrant...........................F-27 through F-29
  23.0--Consent of Ernst & Young LLP..................................... F-30

             MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS

  Management is responsible for the preparation of the company's consolidated financial statements and related information appearing in this 10-K. Management considers that the consolidated financial statements fairly reflect the form and substance of transactions and that the financial statements reasonably present the company's financial position and results of operations in conformity with generally accepted accounting principles. Management also has included in the company's financial statements amounts that are based on estimates and judgments which it views as reasonable under the circumstances.

  The independent auditors perform an audit of the company's consolidated financial statements in accordance with generally accepted auditing standards and provide an objective, independent review of the fairness of reported operating results and financial position.

  The Board of Directors of the company has an Audit Committee composed of five non-management Directors. The Committee meets at least three times annually with financial management, the internal auditors and the independent auditors to review accounting, control, auditing and financial reporting matters.
                                               /s/ Michael D. Lockhart
                                               -----------------------
                                               Michael D. Lockhart
                                       Chairman and Chief Executive Officer

                                                /s/ Terence D. Martin
                                                ---------------------
                                                Terence D. Martin
                                        Executive Vice President and Chief
                                                Financial Officer

                                                /s/ Raymond L. Arthur
                                                ---------------------
                                                Raymond L. Arthur
                                          Vice President and Controller

                        REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
General Signal Corporation

  We have audited the accompanying balance sheet of General Signal Corporation and consolidated subsidiaries as of December 31, 1996 and 1995, and the related statements of earnings, shareholders' equity, and cash flow for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in Item 14(a). These financial statements and schedule are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of General Signal Corporation and consolidated subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flow for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

                                   /s/ Ernst & Young LLP

Stamford, Connecticut
January 24, 1997

            GENERAL SIGNAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

                             STATEMENT OF EARNINGS

                                                  YEAR ENDED DECEMBER 31,
                                                 ----------------------------
                                                   1996      1995      1994
                                                 --------  --------  --------
                                                 (IN MILLIONS, EXCEPT PER-
                                                        SHARE DATA)
Net sales....................................... $2,065.0  $1,863.2  $1,527.7
                                                 --------  --------  --------
Cost of sales...................................  1,435.7   1,308.0   1,109.5
Selling, general and administrative expenses....    406.2     354.4     292.3
Gain on disposition.............................    (20.8)      --        --
Transaction and consolidation charges...........      --       20.1       --
Merger break-up fee and other special items.....      --        --      (46.2)
                                                 --------  --------  --------
Total operating costs and expenses..............  1,821.1   1,682.5   1,355.6
                                                 --------  --------  --------
Operating earnings..............................    243.9     180.7     172.1
Interest expense, net...........................     21.5      24.3      11.8
                                                 --------  --------  --------
Earnings from continuing operations before
 income taxes...................................    222.4     156.4     160.3
Income taxes....................................     89.0      56.3      56.2
                                                 --------  --------  --------
Earnings from continuing operations.............    133.4     100.1     104.1
Earnings (loss) from discontinued operations,
 net of income taxes:
  Operations....................................      --        --        2.4
  Disposal......................................      --      (64.0)    (25.8)
                                                 --------  --------  --------
Net earnings.................................... $  133.4  $   36.1  $   80.7
                                                 ========  ========  ========
Earnings (loss) per share of common stock:
  Continuing operations......................... $   2.68  $   2.03  $   2.20
  Discontinued operations.......................      --        --       0.05
  Disposal of discontinued operations...........      --      (1.30)    (0.54)
                                                 --------  --------  --------
Net earnings.................................... $   2.68  $   0.73  $   1.71
                                                 ========  ========  ========
Average common shares outstanding...............     49.7      49.2      47.3
                                                 ========  ========  ========

              See accompanying notes to the financial statements.

            GENERAL SIGNAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                 BALANCE SHEET

                                                              DECEMBER 31,
                                                            ------------------
                                                              1996      1995
                                                            --------  --------
                                                              (IN MILLIONS)
                          ASSETS
                          ------
Current assets:
  Cash and cash equivalents................................ $   17.7  $    1.0
  Accounts receivable......................................    353.0     323.6
  Inventories..............................................    240.6     234.7
  Prepaid expenses and other current assets................     19.8      30.1
  Assets held for sale at estimated realizable value.......      4.9      60.4
  Deferred income taxes....................................     55.9      71.6
                                                            --------  --------
    Total current assets...................................    691.9     721.4
Property, plant and equipment..............................    310.0     312.7
Intangibles................................................    381.3     406.0
Other assets...............................................    167.8     161.6
Deferred income taxes......................................      --       11.5
                                                            --------  --------
    Total assets........................................... $1,551.0  $1,613.2
                                                            ========  ========
           LIABILITIES AND SHAREHOLDERS' EQUITY
           ------------------------------------
Current liabilities:
  Short-term borrowings and current maturities of long-term
   debt.................................................... $    5.6  $    9.0
  Accounts payable.........................................    187.3     158.1
  Accrued expenses.........................................    214.6     233.8
  Income taxes.............................................     31.7      31.2
                                                            --------  --------
    Total current liabilities..............................    439.2     432.1
Long-term debt, less current maturities....................    201.3     428.6
Accrued post-retirement and post-employment obligations....    133.2     146.9
Deferred income taxes......................................     17.3       --
Other liabilities..........................................     16.2      27.5
                                                            --------  --------
    Total long-term liabilities............................    368.0     603.0
Shareholders' equity:
  Common stock.............................................     78.2      77.9
  Additional paid-in capital...............................    337.1     304.2
  Retained earnings........................................    667.4     582.9
  Cumulative translation adjustments.......................     (1.4)     (3.9)
                                                            --------  --------
                                                             1,081.3     961.1
  Common stock in treasury.................................   (337.5)   (383.0)
                                                            --------  --------
    Total shareholders' equity.............................    743.8     578.1
                                                            --------  --------
    Total liabilities and shareholders' equity............. $1,551.0  $1,613.2
                                                            ========  ========

              See accompanying notes to the financial statements.

            GENERAL SIGNAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

                       STATEMENT OF SHAREHOLDERS' EQUITY

                                       ADDITIONAL          CUMULATIVE   COMMON
                                COMMON  PAID-IN   RETAINED TRANSLATION STOCK IN
                                STOCK   CAPITAL   EARNINGS ADJUSTMENTS TREASURY
                                ------ ---------- -------- ----------- --------
                                     (IN MILLIONS, EXCEPT PER-SHARE DATA)
Balance at December 31, 1993... $77.1    $272.0    $583.1     $(8.5)   $(398.5)
  Net earnings.................   --        --       80.7       --         --
  Dividends declared ($0.915
   per share)..................   --        --      (43.3)      --         --
  Purchase of common stock.....   --        --        --        --       (18.5)
  Exercise of stock options and
   savings
   and stock ownership plan
   funding.....................   0.3       9.1       --        --        (2.0)
  Translation adjustments......   --        --        --       (3.6)       --
                                -----    ------    ------     -----    -------
Balance at December 31, 1994...  77.4     281.1     620.5     (12.1)    (419.0)
  Restatement for Data Switch
   merger......................   --        4.8     (27.7)     (0.1)      45.7
  Net earnings.................   --        --       36.1       --         --
  Dividends declared ($0.96 per
   share)......................   --        --      (46.0)      --         --
  Purchase of common stock.....   --        --        --        --       (18.0)
  Exercise of stock options and
   savings
   and stock ownership plan
   funding.....................   0.5      18.3       --        --         8.3
  Discontinued operations......   --        --        --        7.4        --
  Translation adjustments......   --        --        --        0.9        --
                                -----    ------    ------     -----    -------
Balance at December 31, 1995...  77.9     304.2     582.9      (3.9)    (383.0)
  Net earnings.................   --        --      133.4       --         --
  Dividends declared ($0.975
   per share)..................   --        --      (48.9)      --         --
  Purchase of common stock.....   --        --        --        --        (1.2)
  Exercise of stock options and
   savings
   and stock ownership plan
   funding.....................   0.3      12.4       --        --         9.4
  Conversion of 5.75%
   convertible
   subordinated notes..........   --       20.5       --        --        37.3
  Translation adjustments......   --        --        --        2.5        --
                                -----    ------    ------     -----    -------
Balance at December 31, 1996... $78.2    $337.1    $667.4     $(1.4)   $(337.5)
                                =====    ======    ======     =====    =======

              See accompanying notes to the financial statements.

            GENERAL SIGNAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

                             STATEMENT OF CASH FLOW

                                                      INCREASE (DECREASE)
                                                    YEAR ENDED DECEMBER 31,
                                                    -------------------------
                                                     1996     1995     1994
                                                    -------  -------  -------
                                                         (IN MILLIONS)
CASH FLOW FROM OPERATING ACTIVITIES:
Earnings from continuing operations................ $ 133.4  $ 100.1  $ 104.1
Adjustments to reconcile earnings from continuing
 operations to net cash from operating activities:
  Gain on disposition..............................   (20.8)     --       --
  Asset write down and other charges...............    19.7      --       --
  Transaction and consolidation charges............     --      20.1      --
  Deferred income taxes............................    43.7     32.0     36.8
  Depreciation.....................................    52.6     50.3     41.7
  Amortization.....................................    16.6     12.5      6.7
  Pension credits..................................    (8.8)    (9.3)    (9.7)
  Other, net.......................................     5.5      4.4      2.2
  Changes in assets and liabilities, net of effects
   from acquisitions and divestitures:
    Accounts receivable............................   (30.8)   (15.4)   (25.2)
    Inventories....................................   (10.4)    21.4    (26.8)
    Prepaid expenses and other current assets......    11.0     18.1     (1.0)
    Accounts payable...............................    28.8    (14.2)    29.5
    Accrued expenses and other.....................   (49.0)   (71.6)   (50.5)
    Income taxes...................................     0.2     12.3      7.9
                                                    -------  -------  -------
Net cash from operating activities.................   191.7    160.7    115.7
                                                    -------  -------  -------
CASH FLOW FROM INVESTING ACTIVITIES:
Divestitures.......................................    94.4     53.4     26.2
Capital expenditures...............................   (59.3)   (49.0)   (74.8)
Acquisitions, net of cash acquired.................     --    (272.4)   (83.3)
Other, net.........................................    (2.8)    15.3      0.5
                                                    -------  -------  -------
Net cash from investing activities.................    32.3   (252.7)  (131.4)
                                                    -------  -------  -------
CASH FLOW FROM FINANCING ACTIVITIES:
Issuance of long-term debt.........................   115.3    273.2     77.9
Redemption of long-term debt.......................  (288.5)  (134.0)    (7.0)
Purchase of common stock...........................    (1.2)   (18.0)   (18.5)
Issuance of common stock...........................    14.7     17.1      4.9
Dividends paid.....................................   (47.6)   (45.6)   (42.6)
                                                    -------  -------  -------
Net cash from financing activities.................  (207.3)    92.7     14.7
                                                    -------  -------  -------
Net changes in cash and cash equivalents...........    16.7      0.7     (1.0)
                                                    -------  -------  -------
Cash and cash equivalents at beginning of year.....     1.0      0.3      1.3
                                                    -------  -------  -------
Cash and cash equivalents at end of year........... $  17.7  $   1.0  $   0.3
                                                    =======  =======  =======
Interest paid...................................... $  25.7  $  27.3  $  12.4
Income taxes paid.................................. $  44.0  $  15.7  $  21.5

              See accompanying notes to the financial statements.

           GENERAL SIGNAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

                       NOTES TO THE FINANCIAL STATEMENTS
                 (Dollars in millions, except per-share data)

ACCOUNTING POLICIES

  CONSOLIDATION: The financial statements include the accounts of General Signal Corporation and consolidated subsidiaries after elimination of intercompany accounts and transactions. Investments in unconsolidated companies where management exercises significant influence are accounted for using the equity method.

  CASH EQUIVALENTS: The company considers its highly liquid money market investments with original maturities of three months or less to be cash equivalents.

  INVENTORIES: Inventories are stated at the lower of cost or market. Cost is primarily determined using the first-in, first-out (FIFO) method. All other inventories are valued using the last-in, first-out (LIFO) method.

  PROPERTY: Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of assets, which are not to exceed 40 years for buildings and range from three to 10 years for machinery and equipment. Leasehold improvements are amortized over the life of the related asset or the life of the lease, whichever is shorter.

  INTANGIBLES: Intangible assets (primarily the excess of purchase price over the fair value of net assets acquired) are amortized on a straight-line basis over periods not exceeding 40 years. The company periodically reviews the carrying value of intangibles for recoverability in relation to future undiscounted cash flow.

  REVENUE RECOGNITION: Revenues are primarily recognized as products are shipped and services are rendered. The percentage-of-completion method of accounting is followed for long-term contracts. Under this method, earnings accrue as contracts progress toward completion, generally based on the percentage of costs incurred or the units of product delivered.

  ENVIRONMENTAL: The company's environmental accruals cover all anticipated costs, including capital expenditures, investigation, remediation, and operation and maintenance of clean-up sites. Environmental obligations generally are not discounted and are not reduced by anticipated insurance recoveries.

  STOCK COMPENSATION: The company accounts for the options granted under its stock incentive program by recognizing as compensation any excess of quoted market price over exercise price at the date of grant. The exercise price of General Signal stock options granted equals the market value on the date of grant.

  EARNINGS PER SHARE: Earnings per share of common stock was calculated by dividing net earnings by the weighted average number of common shares outstanding. There was no dilutive impact from stock options or convertible debt securities outstanding during the periods.

  MERGER AND ACQUISITION INCOME AND EXPENSES: The company recognizes costs associated with potential mergers and acquisitions, along with proceeds from break-up fee provisions, as components of operating income.

  ACCOUNTING CHANGES: Effective January 1, 1996, the company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the effect of which was not material to the consolidated financial statements.

  USE OF ESTIMATES: The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  RECLASSIFICATIONS: Certain reclassifications were made to conform prior years' data to the current presentation.

           GENERAL SIGNAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

ACCOUNTS RECEIVABLE

  Accounts receivable were net of allowances for doubtful accounts of $10.0 and $10.6 at December 31, 1996 and 1995, respectively.

INVENTORIES

                                                                 DECEMBER 31,
                                                                 --------------
                                                                  1996    1995
                                                                 ------  ------
     Finished goods............................................. $ 80.8  $ 73.9
     Work in process............................................   63.2    66.5
     Raw material and purchased parts...........................  117.1   117.6
                                                                 ------  ------
     Total FIFO cost............................................  261.1   258.0
     Excess of FIFO cost over LIFO inventory value..............  (20.5)  (23.3)
                                                                 ------  ------
                                                                 $240.6  $234.7
                                                                 ======  ======

  Inventories valued using LIFO were approximately $61.9 and $69.4 at December 31, 1996 and 1995, respectively. In 1996, the company recorded a LIFO liquidation, which increased net income by $1.0. Additionally, included in the gain on sale of the Kinney Vacuum Company was a LIFO liquidation of approximately $1.1. Progress payments, netted against work in process at year end, were $11.0 in 1996 and $8.7 in 1995.

CONTRACTS IN PROGRESS

  Prepaid expenses and other current assets include contracts in progress of $7.8 and $20.5 at December 31, 1996 and 1995, respectively. Contracts in progress represent revenue recognized on a percentage-of-completion basis over related progress billings of $36.0 and $83.7 at December 31, 1996 and 1995, respectively. Substantially all contracts in progress at year end are billed during the subsequent year.

PROPERTY, PLANT AND EQUIPMENT

                                                                DECEMBER 31,
                                                               ----------------
                                                                1996     1995
                                                               -------  -------
     Land..................................................... $  12.2  $  14.1
     Buildings and leasehold improvements.....................   173.7    167.6
     Machinery and equipment..................................   561.4    536.1
                                                               -------  -------
                                                                 747.3    717.8
     Accumulated depreciation and amortization................  (437.3)  (405.1)
                                                               -------  -------
                                                               $ 310.0  $ 312.7
                                                               =======  =======

INTANGIBLES

                                                                DECEMBER 31,
                                                               ----------------
                                                                1996     1995
                                                               -------  -------
     Excess of cost over net assets acquired.................. $ 465.3  $ 474.3
     Other intangibles........................................    40.4     42.9
                                                               -------  -------
                                                                 505.7    517.2
     Accumulated amortization.................................  (124.4)  (111.2)
                                                               -------  -------
                                                               $ 381.3  $ 406.0
                                                               =======  =======

           GENERAL SIGNAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

ACCRUED EXPENSES

                                                                  DECEMBER 31,
                                                                  -------------
                                                                   1996   1995
                                                                  ------ ------
     Payroll and compensation.................................... $ 62.5 $ 64.4
     Environmental and legal.....................................   26.9   24.1
     Dispositions and special items..............................   23.0   32.7
     Other.......................................................  102.2  112.6
                                                                  ------ ------
                                                                  $214.6 $233.8
                                                                  ====== ======

INCOME TAXES

  For financial reporting purposes, earnings from continuing operations before income taxes includes the following components:

                                                     YEAR ENDED DECEMBER 31,
                                                     -------------------------
                                                      1996     1995     1994
                                                     -------  -------  -------
     Pretax income:
       United States...............................  $ 205.6  $ 151.5  $ 159.3
       Foreign.....................................     16.8      4.9      1.0
                                                     -------  -------  -------
                                                     $ 222.4  $ 156.4  $ 160.3
                                                     =======  =======  =======

  The reconciliation of income tax from continuing operations computed at the U.S. federal statutory tax rate to the company's effective income tax rate is as follows:

                                                     YEAR ENDED DECEMBER 31,
                                                     -------------------------
                                                      1996     1995     1994
                                                     -------  -------  -------
     Tax at U.S. federal statutory rate............     35.0%    35.0%    35.0%
     State and local income taxes, net of U.S. fed-
      eral benefit.................................      4.2      5.5      3.4
     Foreign sales corporation.....................     (1.3)    (1.7)    (1.4)
     Goodwill amortization.........................      1.9      2.1      1.0
     Income from Puerto Rican operations...........     (0.2)    (0.7)    (0.8)
     Foreign rates and foreign dividends...........      0.4     (1.4)    (1.1)
     Reduction in valuation allowance..............      --      (4.5)     --
     Other.........................................      --       1.7     (1.1)
                                                     -------  -------  -------
                                                        40.0%    36.0%    35.0%
                                                     =======  =======  =======

  The components of the provision for income taxes are as follows:

                                                     YEAR ENDED DECEMBER 31,
                                                     -------------------------
                                                      1996     1995     1994
                                                     -------  -------  -------
     Current:
       Federal.....................................  $  32.8  $  14.2  $  11.5
       Foreign.....................................      4.9      3.4      4.6
       State.......................................      7.6      6.7      3.3
                                                     -------  -------  -------
         Total current.............................     45.3     24.3     19.4
                                                     -------  -------  -------
     Deferred:
       Federal.....................................     34.2     (6.5)    51.5
       Foreign.....................................      1.9     (2.6)     0.4
       State.......................................      7.6      5.2      9.5
                                                     -------  -------  -------
         Total deferred............................     43.7     (3.9)    61.4
                                                     -------  -------  -------
                                                     $  89.0  $  20.4  $  80.8
                                                     =======  =======  =======

           GENERAL SIGNAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

  Income tax expense is included in the financial statements as follows:

                                                      YEAR ENDED DECEMBER 31,
                                                      -------------------------
                                                       1996     1995     1994
                                                      ------- --------  -------
     Continuing operations........................... $  89.0 $   56.3  $  56.2
     Discontinued operations.........................     --     (35.9)    24.6
                                                      ------- --------  -------
     Total income tax expense........................ $  89.0 $   20.4  $  80.8
                                                      ======= ========  =======

  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the company's deferred tax assets and liabilities are as follows:

                                                                 DECEMBER 31,
                                                                 --------------
                                                                  1996    1995
                                                                 ------  ------
     Deferred tax assets:
       Acquired tax benefits and basis differences.............. $ 29.0  $ 45.1
       Other post-retirement and post-employment benefits.......   58.3    63.6
       Losses on dispositions and restructuring.................   11.7    22.4
       Inventories..............................................   14.8    15.7
       NOL and credit carry-forwards............................   32.9    42.9
       Other....................................................   32.0    34.2
                                                                 ------  ------
         Total deferred tax assets..............................  178.7   223.9
     Valuation allowance........................................  (30.0)  (33.6)
                                                                 ------  ------
         Net deferred tax assets................................  148.7   190.3
     Deferred tax liabilities:
       Accelerated depreciation.................................   35.7    32.5
       Pension credits..........................................   39.0    36.2
       Reliance gain............................................   19.8    19.8
       Other....................................................   15.6    18.7
                                                                 ------  ------
         Total deferred tax liabilities.........................  110.1   107.2
                                                                 ------  ------
                                                                 $ 38.6  $ 83.1
                                                                 ======  ======

  Realization of deferred tax assets associated with the net operating loss
(NOL) and credit carry-forwards is dependent upon generating sufficient taxable income prior to their expiration. Management believes that there is a risk that certain of these NOL and credit carry-forwards may expire unused and, accordingly, has established a valuation allowance against them. Although realization is not assured for the remaining deferred tax assets, management believes it is more likely than not that the net deferred tax assets will be realized through future taxable earnings or alternative tax strategies. However, the net deferred tax assets could be reduced in the near term if management's estimates of taxable income during the carry-forward period are significantly reduced or alternative tax strategies are no longer viable. The valuation allowance decreased by $9.6 in 1995, affecting net income by $7.0.

  At December 31, 1996, the following net federal operating loss and tax credit carry-forwards were available:

    EXPIRATION                                                OPERATING   TAX
       DATES                                                   LOSSES   CREDITS
    ----------                                                --------- -------
     1997-1998...............................................   $ 4.2    $17.1
     1999-2000...............................................     2.0      5.1
     2001-2002...............................................    16.6      --

           GENERAL SIGNAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

  Undistributed earnings of the company's foreign subsidiaries amounted to approximately $74.1 at December 31, 1996. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes or foreign withholding taxes has been made. Upon distribution of those earnings, the company would be subject to U.S. income taxes (subject to a reduction for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable; however, unrecognized foreign tax credit carry-overs would be available to reduce some portion of the U.S. liability. Withholding taxes of approximately $5.0 would be payable upon remittance of all previously unremitted earnings at December 31, 1996.



Debt                                                                  DECEMBER 31,
                                                                  -------------
                                                                   1996   1995
                                                                  ------ ------
     5.75% Convertible Subordinated Notes due 2002
      (convertible at approximately $39.50 per share)............ $ 42.6 $100.0
     Commercial paper 1996, 5.6%, 1995, 5.9%.....................  114.5  249.0
     Industrial Revenue Bonds due 2000-2014;
      no stipulated principal repayments prior to
      maturity (primarily variable rate).........................   36.0   44.5
     Other long-term borrowings..................................   12.8   39.9
                                                                  ------ ------
                                                                   205.9  433.4
     Less current maturities.....................................    4.6    4.8
                                                                  ------ ------
                                                                  $201.3 $428.6
     Short-term notes payable to banks........................... $  1.0 $  4.2
                                                                  ====== ======

  On December 12, 1996, the company called for the redemption of its 5.75% convertible subordinated notes. Through December 31, 1996, notes with a face value of $57.4 had been converted into 1.5 million shares of the company's common stock, with an additional $39.3 converted into 1.0 million shares on January 2, 1997. The balance of the notes of $3.3 was redeemed for cash.

  Maturities of long-term debt through 2001 are: 1997-$4.6; 1998-$1.1; 1999- $1.1; 2000-$10.5; and 2001-$121.5.

  The company maintains credit arrangements with banks in the U.S. and abroad which aggregated $603.9 and $621.6 at December 31, 1996 and 1995, respectively. At December 31, 1996, the company had a committed revolving credit agreement of $180.0 that matures on May 30, 1997, and a committed revolving credit agreement of $360.0 that matures on May 30, 2001. The agreements permit domestic and Eurodollar borrowings at interest rates offered to investment grade customers. The agreements also are convertible into one-year term loans at maturity.

  Commercial paper is classified as long-term debt as the company maintains long-term committed credit agreements to support these borrowings and intends to refinance them on a long-term basis, either through continued commercial paper borrowings or the issuance of medium-term notes.

  The company has a $300.0 financing program under a universal shelf registration that permits the issuance of junior or senior debt, convertible securities, equity warrants and preferred shares under one filing without specifying any dollar amounts for any security. On April 30, 1996, the company filed a prospectus supplement which allows the company to issue up to $300.0 in medium-term senior notes or medium-term subordinated notes. As of December 31, 1996, no amounts had been issued under the shelf registration.

  The company entered into an interest rate exchange agreement, expiring in March 2000, with a financial institution to limit exposure to interest rate volatility. The agreement involved a transaction with a notional principal amount of $25.0 at December 31, 1996 and 1995. The company monitors the risk of default by the swap counterparty and does not anticipate non-performance. At December 31, 1996, termination of this agreement would result in a $1.9 loss.

           GENERAL SIGNAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

FOREIGN EXCHANGE CONTRACTS

  The company conducts its business in various foreign currencies. Accordingly, the company is subject to the typical currency risks and exposures that arise as a result of changes in the relative value of currencies. The risks are often referred to as transactional, commitment, translational and economic currency exposures. The company's policy stresses risk reduction and specifically prohibits speculation. The policy's three basic objectives are to reduce currency risk on a consolidated basis, to protect the functional currency value of foreign currency-denominated cash flows and to reduce the volatility that changes in foreign exchange rates may present to operating income.

  The company utilizes natural hedges and offsets to reduce exposures and also combines positions to reduce the cost of hedging. The company entered into forward foreign exchange contracts and purchased currency options to hedge net consolidated currency transaction exposure for periods consistent with the terms of the underlying transactions, extending through November 28, 1997.

  Foreign currency forward or option contracts are not used for trading purposes, and these contracts do not subject the company to currency risk from exchange rate movements. Gains and losses related to forward foreign exchange and option contracts that qualify for hedge accounting treatment are deferred and offset against losses and gains when the underlying transaction occurs. At December 31, 1996, the company had approximately $33.0 of such contracts outstanding.

  The company purchased a currency option contract with a notional value at December 31, 1996 of $1.1. The option contract matures June 26, 1997. Premiums on purchased option contracts are amortized on a straight-line basis over the life of the contracts.

FAIR VALUE OF FINANCIAL INSTRUMENTS

  Cash and cash equivalents, short- and long-term debt, and foreign currency contracts had fair values, based upon quoted prices or discounted cash flow analyses, that approximated their carrying amounts. Financial guarantees and letters of credit were issued by the company in the ordinary course of business, and had a fair value of approximately $35.5 as of December 31, 1996. The fair values of financial guarantees and letters of credit were based on the face value of the underlying instruments, after deducting the amount related to those instruments that are booked as liabilities, and the related amounts accrued.

CONTINGENCIES AND COMMITMENTS

  LITIGATION: The company and certain of its subsidiaries are defendants in legal proceedings incidental to its business. Although the ultimate disposition of these proceedings is not presently determinable, management does not expect the outcome to have a material adverse impact on the company's financial position or results of operations.

  LEASES: The future minimum rental payments under leases with remaining noncancelable terms in excess of one year are:

     Year ending December 31,
       1997.............................................................. $10.9
       1998..............................................................   8.8
       1999..............................................................   7.3
       2000..............................................................   6.0
       2001..............................................................   4.7
       Subsequent to 2001................................................   6.7
                                                                          -----
         Total minimum payments.......................................... $44.4
                                                                          =====

  Total rent expense in 1996, 1995 and 1994 was $20.3, $21.1 and $17.4, respectively.

           GENERAL SIGNAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

ENVIRONMENTAL MATTERS

  The company is involved in various stages of investigation and remediation relative to environmental protection matters, arising from its own initiative, from indemnification of purchasers of divested operations, or from legal or administrative proceedings, some of which include waste disposal sites. In certain instances, the company may be exposed to joint and several liability for remedial action or damages. The company, along with several other entities, has been named as a potentially responsible party for remedial costs at certain third-party sites listed on the National Priorities List under CERCLA and state counterpart statutes.

  The potential costs related to such matters and the possible impact on future operations are uncertain due in part to the complexity of government laws and regulations and their interpretations, the varying costs and effectiveness of clean-up technologies, the uncertain level of insurance or other types of recovery, and the questionable level of the company's responsibility. The company estimates that costs of investigation and remediation will be approximately $25 and has included this amount in accrued expenses in the accompanying balance sheet. It is at least reasonably possible, however, that a change in this estimate will occur. In management's opinion, after considering reserves established for such purposes, remedial actions for compliance with the present laws and regulations governing the protection of the environment are not expected to have a material adverse impact on the company's results of operations or financial position.

CAPITAL STOCK

  PREFERRED STOCK: 10 million shares of cumulative preferred stock, par value $1.00 per share, are authorized but unissued.

  COMMON STOCK: 150 million shares are authorized, with 64.6 issued in 1996 and 64.3 issued in 1995. The 1.96 million shares issued through 1969 have a par value of $6.67 per share. Shares issued since then have a par value of $1.00 per share.

Treasury Stock:
                                                            NUMBER OF SHARES
                                                            1996   1995   1994
                                                            -----  -----  -----
                                                              (IN MILLIONS)
     Balance at beginning of year.........................   15.0   16.6   16.0
     Restatement for Data Switch merger...................    --    (1.8)   --
     Common stock reacquired..............................    --     0.5    0.6
     Common stock issued under the company's incentive
      compensation and savings and stock ownership plans..   (0.3)  (0.3)   --
     Conversion of convertible subordinated notes.........   (1.5)   --     --
                                                            -----  -----  -----
     Balance at end of year...............................   13.2   15.0   16.6
                                                            =====  =====  =====

  On December 12, 1996 the Board of Directors approved a stock buy-back program of up to $100.0 to offset any shares issued as a result of the call for the redemption of the 5.75% convertible subordinated notes. Through January 24, 1997, approximately 169,000 shares have been repurchased under this program.

  In March 1994, the company's Board of Directors approved a program, which concluded in March 1996, to repurchase up to 3.4 percent or 1.6 million shares of the common stock outstanding at that time. These shares were purchased systematically in open market transactions since the Board's approval and were used to offset dilution from the increased exercise of employee stock options arising from the company's executive stock ownership program. Approximately
1.1 million shares were repurchased under this program.

  WARRANTS: In connection with the Data Switch merger, the company assumed 1,452 warrants that are redeemable at $34.83 per share and 14,357 warrants that are redeemable at $16.54 per share. In 1996, 13,639 of these warrants were redeemed for shares of common stock.

           GENERAL SIGNAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

  SHAREHOLDER RIGHTS PLAN: On February 1, 1996, the Board of Directors declared a dividend distribution of one common stock purchase right for each share of common stock. The rights trade with the common stock and are not currently exercisable. Each right entitles the shareholder to buy the company's or the acquiring company's stock valued at $300 per share for a price of $150 per share upon the occurrence of specific events. The company may redeem the rights for 10 days (subject to a further 20-day extension) for one cent per right, after a person or entity acquires 20 percent or more of the common stock. The provisions do not apply to rights that are beneficially owned by the acquirer.

EMPLOYEE BENEFIT PLANS

  PENSION PLANS: The company's pension plans cover substantially all salaried and hourly paid employees, including certain employees in foreign countries. The plans generally provide benefit payments using a formula based on an employee's compensation and length of service or, in some cases, stated amounts for each year of service. The company funds United States pension plans in amounts equal to the minimum funding requirements of the Employee Retirement Income Security Act of 1974, plus additional amounts that may be approved from time to time. Substantially all plan assets are invested in cash and short-term investments or listed stocks and bonds and real estate. Plan assets and obligations of non-U.S. subsidiaries are not material. The periodic net pension income related to continuing operations is comprised of the following:

                                                    YEAR ENDED DECEMBER 31,
                                                    -------------------------
                                                     1996     1995     1994
                                                    -------  -------  -------
     Service cost - benefits earned during the
      period......................................  $  14.6  $   8.9  $  10.0
     Interest cost on projected benefit
      obligation..................................     32.7     32.6     23.6
     Actual return on assets......................    (77.4)   (45.7)     9.6
     Net amortization and deferral................     21.3     (5.1)   (52.9)
                                                    -------  -------  -------
       Net pension income.........................  $  (8.8) $  (9.3) $  (9.7)
                                                    =======  =======  =======
     The actuarial assumptions used were:
     Discount rate................................     7.60%    7.00%    8.75%
     Rate of increase in compensation levels......     5.00%    5.00%    5.00%
     Expected long-term rate of return on assets..     9.50%    9.50%    9.50%

  The following table sets forth the plans' funded status and amounts recognized in the balance sheet:

                                                     DECEMBER 31,
                                            ---------------------------------
                                                 1996             1995
                                            ---------------  ----------------
                                             OVER    UNDER    OVER     UNDER
                                            FUNDED   FUNDED  FUNDED   FUNDED
                                            -------  ------  -------  -------
     Actuarial present value of benefit
      obligations:
       Vested benefit obligation........... $(343.0) $(71.2) $(314.2) $(123.6)
                                            -------  ------  -------  -------
     Accumulated benefit obligation........  (361.2)  (73.7)  (333.6)  (127.7)
                                            -------  ------  -------  -------
     Fair value of plan assets.............   522.9    62.4    449.9    108.8
     Projected benefit obligation..........  (377.7)  (76.1)  (355.2)  (130.8)
                                            -------  ------  -------  -------
     Plan assets in excess of (less than)
      projected benefit obligation.........   145.2   (13.7)    94.7    (22.0)
     Unrecognized net (gain) loss..........   (10.5)    4.0     28.8     16.9
     Prior service cost not yet recognized
      in net pension cost..................     6.0     3.1      5.7      3.3
     Unrecognized net asset................   (24.5)   (4.7)   (28.1)   (17.1)
                                            -------  ------  -------  -------
     Prepaid (accrued) pension............. $ 116.2  $(11.3) $ 101.1  $ (18.9)
                                            =======  ======  =======  =======

           GENERAL SIGNAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

  Under the Savings and Stock Ownership Plan and other supplemental plans, the company matches employee contributions in cash and common stock equal to a percentage of certain amounts contributed by employees. The company's contributions under these plans amounted to $6.4 in 1996, $8.2 in 1995 and $7.9 in 1994, and were invested in shares of the company's common stock. At December 31, 1996, the plans held 2.6 million shares and 0.7 million shares were reserved for issuance.

  NON-PENSION RETIREMENT BENEFITS: The company and its U.S. subsidiaries have post-retirement plans that provide health and life insurance benefits for retirees. Some of these plans require employee contributions at varying rates. Not all employees are eligible to receive these benefits, with eligibility governed by the plan(s) in effect at a particular location.

  The accumulated post-retirement benefit obligation at December 31, 1996 was determined using the terms of the company's various plans, together with relevant actuarial assumptions and health care cost - trend rates projected at estimated annual rates ranging from 7.1 percent in 1996 and 6.6 percent in 1997, to 5.0 percent through the year 2005, and a weighted average discount rate of 7.6 percent. Generally, where applicable, the discount rate and the actuarial assumptions used for pension plans also apply to the non-pension retirement plans. A one-percent annual increase in these assumed cost - trend rates would increase the accumulated post-retirement benefit obligation by approximately $1.3, and annual service costs by approximately $0.1. Certain of the company's non-U.S. subsidiaries have similar plans for retirees. The company's obligations for such plans are not material.

  The net periodic post-retirement benefit cost related to continuing operations is composed of the following:

                                                    YEAR ENDED DECEMBER 31,
                                                    -------------------------
                                                     1996     1995     1994
                                                    -------  -------  -------
     Service cost for benefits attributed to serv-
      ice during the period........................ $   0.6  $   0.4  $   0.6
     Interest cost on the accumulated post-retire-
      ment benefit obligation......................     6.0      4.5      4.7
     Net amortization and deferral.................    (4.5)    (5.5)    (6.2)
                                                    -------  -------  -------
       Net periodic post-retirement benefits....... $   2.1  $  (0.6) $  (0.9)
                                                    =======  =======  =======

  The following table shows the plans' funded status and amounts recognized in the balance sheet:

                                                     DECEMBER 31,
                                             --------------------------------
                                                  1996             1995
                                             ---------------  ---------------
                                             HEALTH    LIFE   HEALTH    LIFE
                                             -------  ------  -------  ------
     Accumulated post-retirement benefit
      obligation:
       Retirees............................  $ (55.8) $(15.3) $ (59.5) $(15.6)
       Fully-eligible active plan partici-
        pants..............................     (1.3)   (0.2)    (3.5)   (0.3)
       Other active plan participants......     (8.2)   (3.1)   (10.6)   (4.0)
                                             -------  ------  -------  ------
         Total.............................    (65.3)  (18.6)   (73.6)  (19.9)
     Unrecognized net (gain) loss..........    (20.4)   (1.7)   (16.3)   (0.5)
     Unrecognized prior service cost.......    (19.5)    --     (26.6)    0.1
                                             -------  ------  -------  ------
     Accrued post-retirement benefit cost..   (105.2)  (20.3)  (116.5)  (20.3)
     Less amounts classified as current....      7.3     1.3      7.3     1.3
                                             -------  ------  -------  ------
                                             $ (97.9) $(19.0) $(109.2) $(19.0)
                                             =======  ======  =======  ======

  The accumulated post-retirement benefit obligation decreased from 1995 to 1996 as a result of a curtailment of benefits due to the sale of Leeds and Northrup, resulting in a net curtailment gain of $4.5. This gain was credited to the discontinued operations reserve in 1996.

  The unrecognized prior service cost at December 31, 1996 and 1995 represents unamortized amounts for plan amendments, resulting from revisions to company-sponsored health plans, which reduced benefit levels.

           GENERAL SIGNAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

  STOCK INCENTIVE PROGRAM: The company has a stock incentive program whereby executive officers and designated employees have been or may be granted restricted stock and options to purchase shares of company common stock. Restricted stock awards were granted during 1996 and 1995 for 11,568 shares and 172,529 shares of company common stock with a weighted-average price of $40.31 per share and $32.87 per share, respectively. The shares covered by the restricted stock award granted in 1996 vest at certain rates over a three-to-five-year period. The awards granted in 1995 vest at certain rates over a three-to-five-year period, or are based on performance criteria and time over a period from September 1, 1995 to March 25, 2014. Non-employee directors may elect to defer all or part of their cash compensation as directors and to receive in lieu thereof restricted stock. In 1996, of the 11,568 shares granted, 3,068 shares of company common stock were received by three non-employee directors, subject to a five-year restriction period. In 1995, four non-employee directors received 3,829 shares of company common stock, subject to a five-year restriction period. Total compensation expense for restricted stock for 1996 and 1995 was $1.2 and $1.8, respectively.

  Options are exercisable during specified dates at prices at least equal to 100 percent of the fair market value on the date of grant. All options granted have 10-year terms, and vest and become fully exercisable at the end of four years of continued employment. As of December 31, 1996 and 1995, 4.6 million and 2.7 million shares, respectively, of company common stock were reserved for issuance.

  The company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the company's employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

  Pro forma information regarding net income and earnings per share is required by SFAS 123, "Accounting for Stock-Based Compensation", which also requires that the information be determined as if the company had accounted for its employee stock options granted subsequent to December 31, 1994, under the fair-value method of SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

                                                               1996     1995
                                                              -------  -------
     Risk-free interest rate................................     4.77%    5.39%
     Dividend yield.........................................     2.54%    2.76%
     Expected volatility of market price of company's common
      stock.................................................    0.235     0.20
     Expected option life...................................  5 years  5 years

  The risk-free interest rate is based on short-term treasury bill rates. For the purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The company's pro forma information is as follows:

                                                                    1996  1995
                                                                   ------ -----
     Pro forma net income......................................... $132.5 $35.7
     Pro forma earnings per share................................. $ 2.67 $0.73

  These pro forma effects may not be representative of the effects on future years because of the prospective application required by SFAS No. 123, and the fact that options vest over several years and new grants generally are made each year.

           GENERAL SIGNAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

  OPTION ACTIVITY: The following table shows the option activity for the three years ended December 31, 1996. Options granted and exercised by Data Switch prior to the merger date are included in the 1995 activity.

                                                                 WEIGHTED-
                                                 OPTION PRICE     AVERAGE
                                      SHARES       PER SHARE   EXERCISE PRICE
                                   ------------- ------------- --------------
                                   (IN MILLIONS)
     Options outstanding at
      December 31, 1993...........      1.9      $19.44-$36.20     $27.00
     Options granted..............      0.6      $31.88-$37.25     $33.56
     Options exercised............     (0.3)     $19.44-$32.25     $23.66
                                       ----      -------------     ------
     Options outstanding at
      December 31, 1994...........      2.2      $19.44-$37.25     $29.32
     Restatement for Data Switch
      merger......................      0.2      $13.94-$56.63     $27.46
     Options granted..............      0.7      $21.80-$38.25     $35.82
     Options exercised............     (0.5)     $13.94-$35.38     $25.03
     Options terminated...........     (0.2)     $13.94-$53.98     $32.71
                                       ----      -------------     ------
     Options outstanding at
      December 31, 1995...........      2.4      $13.94-$56.63     $31.30
     Options granted..............      0.4      $36.50-$42.63     $41.26
     Options exercised............     (0.3)     $13.94-$39.64     $26.71
     Options terminated...........     (0.1)     $13.94-$53.98     $31.42
                                       ----      -------------     ------
     Options outstanding at
      December 31, 1996...........      2.4      $13.94-$56.63     $33.73
                                       ====      =============     ======
     Options exercisable:
       1996.......................      1.4      $13.94-$56.63     $31.13
       1995.......................      1.1      $13.94-$56.63     $29.16
       1994.......................      1.0      $19.44-$34.88     $25.72

  The weighted-average fair value of options granted during 1996 and 1995 was $9.08 per share and $7.36 per share, respectively.

  The following table summarizes information concerning currently outstanding and exercisable options:

                               OPTIONS OUTSTANDING         OPTIONS EXERCISABLE
                        --------------------------------- ---------------------
                                     WEIGHTED-
                                      AVERAGE   WEIGHTED-             WEIGHTED-
          RANGE OF                   REMAINING   AVERAGE               AVERAGE
          EXERCISE        NUMBER    CONTRACTUAL EXERCISE    NUMBER    EXERCISE
           PRICES       OUTSTANDING    LIFE       PRICE   EXERCISABLE   PRICE
          --------      ----------- ----------- --------- ----------- ---------
                                    (NUMBER OF SHARES IN THOUSANDS)
     $10-$20...........       40       5.46      $17.03         29     $17.12
     $20-$30...........      432       2.99      $25.89        415     $26.04
     $30-$40...........    1,479       5.72      $34.04        964     $33.48
     $40-$50...........      455       9.57      $41.33          6     $43.21
     $50-$60...........        8       1.26      $53.63          8     $53.63
                           -----                             -----
                           2,414                             1,422
                           =====                             =====

BUSINESS COMBINATIONS

  During the three-year period ended December 31, 1996, the company acquired seven entities for cash and common stock valued at $423.0 plus the assumption of liabilities. The acquisitions, except Data Switch, were accounted for as purchases, and, accordingly, the results of operations of the acquired companies are included in the statement of earnings for the periods during which they were owned by the company. Data Switch was accounted for as pooling of interests. The following paragraphs discuss significant mergers and acquisitions made during the three years ended December 31, 1996.

           GENERAL SIGNAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

  On June 13, 1995, the company completed a cash-tender offer for Best Power Technology, Inc. (Best Power). Best Power is a manufacturer of uninterruptible power supply products, which provide backup power to protect computers, information networks and other critical systems from power line disturbances. The aggregate purchase price was $206.3, creating goodwill of $167.1. The purchase price was financed through the issuance of commercial paper. The company recorded a $7.4 before-tax charge ($4.8 after-tax) during the second quarter of 1995, primarily for severance and other consolidation costs relating to the combination of General Signal and Best Power locations.

  On July 27, 1995, the company acquired MagneTek Electric Inc. (Waukesha Electric) for $73.9, creating goodwill of $46.2. Waukesha Electric designs, manufactures and installs medium-power transformers and related products. The purchase price was financed through the issuance of commercial paper.

  Unaudited pro forma data giving effect to the acquisitions of Best Power and Waukesha Electric as if they had been acquired at the beginning of 1994 are shown below:

                                                         YEAR ENDED DECEMBER 31,
                                                         -----------------------
                                                            1995        1994
                                                         ----------- -----------
     Net sales..........................................    $1,974.3    $1,773.4
     Net earnings....................................... $      36.2 $      90.3
     Earnings per share................................. $      0.74 $      1.91

  On November 9, 1995, the company merged with Data Switch Corporation by exchanging 1.8 million shares of company common stock and 0.2 million rights to receive company common stock for all of the outstanding common stock and related options and warrants of Data Switch. Data Switch designs, develops, manufactures, markets and services products for large-scale data center networks. As a result of the merger, the company incurred transaction and consolidation costs of $12.7 ($8.1 after-tax). The transaction costs included investment banker and other professional fees. The consolidation costs included severance pay primarily for Data Switch and asset valuation adjustments.

DISCONTINUED OPERATIONS

  In November 1994, the company adopted a plan to sell Leeds & Northrup Company (L&N), formerly a part of the Process Controls sector, and Dynapower/Stratopower (Dynapower), formerly a part of the Industrial Technology sector. These operations have been accounted for as discontinued operations, and the consolidated financial statements have reported separately their net assets and operating results.

  The 1994 loss on disposal of these operations of $25.8 included $23.4 of tax charges primarily resulting from differences in carrying values for financial reporting and tax purposes, and from adjustments related to tax planning strategies that will not be utilized as a result of the planned disposal of the operations. From the measurement date to the end of the year, the operations incurred after-tax operating losses of $1.6. Sales of the discontinued operations from January 1, 1994 to the measurement date were $155.2. In the second and third quarters of 1995, the company recorded a total of $99.9 before-tax charges ($64.0 after-tax) for additional expected losses relating to the disposal of L&N and Dynapower. Through December 31, 1996, substantially all related assets were sold.

  Certain residual operations continue in some foreign jurisdictions. The ultimate disposition of these operations is not expected to have a material effect on the operating results of the company.

  During 1994, the company recognized as part of earnings from discontinued operations $6.1 of before-tax curtailment gains related to L&N's non-pension post-retirement benefits plan.

           GENERAL SIGNAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

DISPOSITION OF BUSINESS AND OTHER SPECIAL ITEMS

  In January 1996, the company sold Kinney Vacuum Company, a unit of the Process Controls sector, for $29.0 and recognized a pre-tax gain of $20.8. Included in the gain was a LIFO liquidation of approximately $1.1 and transaction costs of approximately $0.5.

  During the first quarter of 1996, the company recognized $19.7 of pre-tax charges for asset write-downs, lease termination costs and severance ($13.7), remediation for products for which the warranty period had expired ($4.0) and environmental matters ($2.0). The charges were included in cost of sales ($13.0) and selling, general and administrative expenses ($6.7), with an associated income tax benefit of $7.9.

  In August 1994, the company negotiated an agreement to merge with Reliance Electric Company. However, after entering into this agreement, Reliance was acquired by another corporation in a cash tender offer, with the result that the company was deprived of the benefits of the planned merger. Under the terms of the merger agreement, the company received $50.0 for break-up fees and $5.2 for partial reimbursement of expenses. The company incurred $9.0 of transaction costs in connection with the merger.

  During the fourth quarter of 1994, the company recognized $46.2 of charges for the consolidation of operations ($11.8), asset valuations ($24.1), environmental matters ($4.9) and other issues ($5.4), all related to the continuing operations of the company. The charges were included in cost of sales ($27.7), selling, general and administrative expenses ($16.1) and income taxes ($2.4).

  In 1994, the company completed the sale of the semiconductor businesses and incurred an additional $13.8 for operating losses, severance payments, idle facility costs and restructuring costs.

           GENERAL SIGNAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

BUSINESS SECTOR INFORMATION

  The company manufactures industrial products and components in the Process Control, Electrical Control and Industrial Technology (primarily transportation and telecommunication) industries. See pages 3 through 5 of this 10-K for a description of major products and markets served.

PRODUCT SECTORS             1996          1995          1994          1993          1992
---------------           --------      --------      --------      --------      --------
NET SALES:
Process Controls........  $  752.4      $  719.7      $  606.4      $  545.8      $  548.7
Electrical Controls.....     945.3         777.0         618.6         547.1         567.5
Industrial Technology...     367.3(/1/)    366.5         302.7         261.3         226.7
Dispositions............       --            --            --            --          134.9
                          --------      --------      --------      --------      --------
                          $2,065.0      $1,863.2      $1,527.7      $1,354.2      $1,477.8
                          --------      --------      --------      --------      --------
OPERATING EARNINGS:
Process Controls........  $  128.9(/2/) $   92.0      $   66.8(/7/) $   45.1(/8/) $   60.5
Electrical Controls.....      86.4(/3/)     62.1(/5/)     30.7(/7/)     29.2(/8/)     43.1
Industrial Technology...      62.5(/4/)     51.1(/6/)     47.4(/7/)     44.8          33.1
Other charges and
 credits................       --            --           46.2          48.0(/9/)    (93.0)
                          --------      --------      --------      --------      --------
                             277.8         205.2         191.1         167.1          43.7
Equity income...........       1.1           0.9           1.0           0.2           1.9
Interest expense, net...     (21.5)        (24.3)        (11.8)        (16.6)        (24.8)
Unallocated expenses....     (35.0)        (25.4)        (20.0)        (11.6)        (11.3)
                          --------      --------      --------      --------      --------
Earnings from continuing
 operations before
 income taxes...........  $  222.4      $  156.4      $  160.3      $  139.1      $    9.5
                          --------      --------      --------      --------      --------
IDENTIFIABLE ASSETS:
Process Controls........  $  434.9      $  420.9      $  391.4      $  474.3      $  477.0
Electrical Controls.....     700.7         692.0         399.4         326.5         330.8
Industrial Technology...     205.9         209.0         181.3         167.2         181.7
                          --------      --------      --------      --------      --------
                           1,341.5       1,321.9         972.1         968.0         989.5
General corporate
 assets.................     183.1         210.3         211.8         213.1         160.3
Assets held for sale at
 estimated realizable
 value..................       4.9          60.4         153.6          25.7          91.1
Investments in and
 advances to
 affiliates.............      21.5          20.6          20.4          18.1          17.5
                          --------      --------      --------      --------      --------
  Total assets..........  $1,551.0      $1,613.2      $1,357.9      $1,224.9      $1,258.4
                          --------      --------      --------      --------      --------
DEPRECIATION OF
 PROPERTY, PLANT AND
 EQUIPMENT(/1//0/):
Process Controls........  $   17.8      $   17.9      $   16.6      $   12.4      $   12.9
Electrical Controls.....      22.1          19.0          14.5          13.0          12.3
Industrial Technology...      12.7          13.4           6.4           6.4           6.7
CAPITAL
 EXPENDITURES(/1//0/):
Process Controls........  $   21.8      $   15.0      $   28.7      $   23.1      $   19.7
Electrical Controls.....      25.1          21.1          21.8          22.3          19.5
Industrial Technology...      12.4          12.9          11.4           7.7           5.0

-------
 (1) Includes $4.2 of royalty income.
 (2) Includes a $20.8 gain on disposition of Kinney Vacuum, a charge of $4.0 for product warranty costs and a $1.8 insurance gain on the recovery of destroyed assets.
 (3) Includes an $11.1 charge related to plant closure costs, asset valuations and environmental costs.
 (4) Includes a $4.6 charge for asset valuations and $4.2 of royalty income.
 (5) Includes $7.4 of one-time charges related to the acquisition of Best
     Power.
 (6) Includes $12.7 of one-time charges related to the merger with Data
     Switch.
 (7) Includes 1994 charges in Process Controls ($11.9), Electrical Controls ($19.2) and Industrial Technology ($9.9) for the consolidation of operations, asset valuations, environmental and other.
 (8) Includes 1993 charges in Process Controls ($22.1) and Electrical Controls ($10.5) for asset valuations, restructuring and transaction and consolidation charges related to Revco.
 (9) Represents credits for the divested semiconductor operations ($53.2) and charges for the transportation businesses ($5.2).
(10) Excludes discontinued operations.

            GENERAL SIGNAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

GEOGRAPHIC AREAS

                                1996      1995      1994      1993      1992
                              --------  --------  --------  --------  --------
NET SALES:
United States...............  $1,901.0  $1,699.8  $1,390.0  $1,218.9  $1,290.4
Foreign.....................     274.6     239.9     180.7     173.7     238.5
Intergeographic.............    (110.6)    (76.5)    (43.0)    (38.4)    (51.1)
                              --------  --------  --------  --------  --------
                              $2,065.0   1,863.2  $1,527.7  $1,354.2  $1,477.8
                              --------  --------  --------  --------  --------
OPERATING EARNINGS(/1/):
United States...............  $  234.7  $  212.0  $  135.7  $  113.4  $  118.5
Other charges and credits...      20.8     (20.1)     46.2      48.0     (85.6)
Foreign.....................      22.3      13.3       9.2       5.7      10.8
                              --------  --------  --------  --------  --------
                              $  277.8  $  205.2  $  191.1  $  167.1  $   43.7
                              --------  --------  --------  --------  --------
IDENTIFIABLE ASSETS:
United States...............  $1,201.0  $1,175.6  $  875.8  $  822.5  $  769.2
Foreign.....................     140.5     146.3      96.3     145.5     220.3
                              --------  --------  --------  --------  --------
                              $1,341.5  $1,321.9  $  972.1  $  968.0  $  989.5
                              --------  --------  --------  --------  --------
Export sales to unaffiliated
 customers(/2/).............  $  215.2  $  199.1  $  125.4  $  110.9  $  131.9

-------
(1) Excludes equity income, net interest expense and unallocated expenses.
(2) Included in United States sales.

SUPPLEMENTARY INFORMATION

                                                              YEAR ENDED
                                                             DECEMBER 31,
                                                          --------------------
                                                          1996   1995    1994
                                                          ----- ------  ------
Liabilities assumed in conjunction with acquisitions:
  Fair value of assets acquired.......................... $ --  $332.1  $105.4
  Cash paid..............................................   --  (280.2)  (83.3)
                                                          ----- ------  ------
                                                          $ --  $ 51.9  $ 22.1
                                                          ----- ------  ------
Research and development................................. $47.5 $ 46.9  $ 49.7
Advertising expense...................................... $17.9 $ 14.1  $ 10.1

           GENERAL SIGNAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                              FIRST                  SECOND              THIRD              FOURTH
                          ------------------      -------------      ------------------  -------------
                           1996        1995        1996   1995        1996        1995    1996   1995
                          ------      ------      ------ ------      ------      ------  ------ ------
Net sales...............  $481.7      $434.1      $515.0 $446.3      $521.6      $481.1  $546.7 $501.7
Gross profit............   130.3       125.2       157.7  132.6       165.4       144.7   175.9  152.7
Earnings from continuing
 operations.............    25.4        28.1        31.6   24.6        37.4        27.2    39.0   20.2
Disposal of discontinued
 operations.............     --          --          --   (49.6)        --        (14.4)    --     --
                          ------      ------      ------ ------      ------      ------  ------ ------
Net earnings (loss).....  $ 25.4      $ 28.1      $ 31.6 $(25.0)     $ 37.4      $ 12.8  $ 39.0 $ 20.2
                          ------      ------      ------ ------      ------      ------  ------ ------
Earnings (loss) per
 share of common stock:
  Continuing
   operations...........  $ 0.51(/1/) $ 0.57(/3/) $ 0.64 $ 0.50(/4/) $ 0.75(/2/) $ 0.55  $ 0.78 $ 0.41(/5/)
  Disposal of
   discontinued
   operations...........     --          --          --   (1.01)        --        (0.29)    --     --
                          ------      ------      ------ ------      ------      ------  ------ ------
  Net earnings (loss)...  $ 0.51      $ 0.57      $ 0.64 $(0.51)     $ 0.75      $ 0.26  $ 0.78 $ 0.41
                          ------      ------      ------ ------      ------      ------  ------ ------
Common stock price range
  High..................  37 3/4      36 3/8      40 1/8     40      44 1/4      42 1/2  44 1/2 33 7/8
  Low...................      32          31      35 1/4 35 1/8      36 1/4          28  39 3/4     28
Dividends declared per
 share..................  $ 0.24      $ 0.24      $ 0.24 $ 0.24      $ 0.24      $ 0.24  $0.255 $ 0.24
Dividends paid per
 share..................  $ 0.24      $ 0.24      $ 0.24 $ 0.24      $ 0.24      $ 0.24  $ 0.24 $ 0.24

-------
Note: The sum of the quarters' earnings per share may not equal the full year per-share amounts.
(1) Includes $0.25 of credit related to the gain on disposition of Kinney Vacuum and $0.24 of charges related to product warranty costs, plant closure costs, asset valuations and environmental costs.
(2) Includes $0.05 of credit related to royalty income and $0.02 of credit related to insurance gain on the recovery of destroyed assets.
(3) Includes $0.08 of credits related to non-recurring items, primarily cash settlements of royalty and insured matters.
(4) Includes $0.10 of charges related to the acquisition of Best Power and $0.04 of credits related to accrual adjustments.
(5) Includes $0.17 of transaction and consolidation charges related to the merger with Data Switch.

           GENERAL SIGNAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

                 SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS


                          YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                          ----------------------------------------------------------
                                         ADDITIONS
                                          CHARGED
                          BALANCE AT     (CREDITED)                       BALANCE AT
                          BEGINNING     TO COSTS AND                        END OF
                          OF PERIOD       EXPENSES   DEDUCTIONS             PERIOD
                          ----------    ------------ ----------           ----------
                                          (IN MILLIONS)
                                          -------------
1996
Reserves deducted from
 assets:
  Allowance for doubtful
   accounts.............    $10.6          $ 2.1       $ (2.7)              $10.0
  Assets held for sale..    $67.9            --         (67.9)(/1/)         $  --
Dispositions and special
 items:
  Consolidation of oper-
   ations and other.....    $24.7            --         (13.9)(/1/)          10.8
  Acquisition related...      4.1            --          (3.3)                0.8
  Semiconductor.........      3.2            --          (2.6)                0.6
  Restructuring and
   product repairs......      0.7            7.9         (2.6)                6.0
                            -----          -----       ------               -----
                            $32.7          $ 7.9       $(22.4)              $18.2
1995
Reserves deducted from
 assets:
  Allowance for doubtful
   accounts.............    $10.7(/7/)     $ 4.9       $ (5.0)(/2/)         $10.6
  Assets held for sale..    $ 8.6           59.5         (0.2)(/3/)         $67.9
Dispositions and special
 items:
  Consolidation of oper-
   ations and other.....    $15.9           40.4        (31.6)(/2/)          24.7
  Acquisition related...      0.6            5.6         (2.1)(/5/)           4.1
  Semiconductor.........     18.1            --         (14.9)(/5/)           3.2
  Restructuring.........      2.5            --          (1.8)(/5/)           0.7
                            -----          -----       ------               -----
                            $37.1          $46.0       $(50.4)              $32.7
1994
Reserves deducted from
 assets:
  Allowance for doubtful
   accounts.............    $10.5          $ 4.5       $ (4.9)(/2/)         $10.1
  Assets held for sale..    $14.4            8.6        (14.4)(/4/)         $ 8.6
Dispositions and special
 items:
  Consolidation of oper-
   ations and other.....    $ --            19.3         (3.4)(/5/)          15.9
  Acquisition related...      8.8           (1.5)        (6.7)(/5/)           0.6
  Semiconductor.........     13.3           (0.6)         5.4 (/5/),(/6/)    18.1
  Restructuring.........     13.0           (3.5)        (7.0)(/5/)           2.5
                            -----          -----       ------               -----
                            $35.1          $13.7       $(11.7)              $37.1
                            =====          =====       ======               =====

-------
(1) Includes reclassification of $4.8 credit balance from assets held for sale reserve to discontinued operations reserve.
(2) Write-off of bad debts, net of recoveries. Includes reclassifications in 1994 of discontinued operations to assets held for sale.
(3) Reflects reclassification to accruals.
(4) Charges to reserve related to businesses divested during 1994.
(5) Charges to reserve for related costs incurred during the year.
(6) Includes reclassification of $8.4 credit balance of GS Japan's cumulative translation adjustment as of December 31, 1994.
(7) Includes $0.6 of reserves recorded by Data Switch which were consolidated effective January 1, 1995.

                                                                 EXHIBIT (11.0)

           GENERAL SIGNAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

                       COMPUTATION OF EARNINGS PER SHARE

                                                      YEAR ENDED DECEMBER 31,
                                                      ------------------------
                                                       1996    1995     1994
                                                      ------- -------  -------
                                                       (IN MILLIONS, EXCEPT
                                                          PER-SHARE DATA)
I. Earnings (loss) per share of common stock (used
 for financial reporting):
  Continuing operations.............................. $ 133.4 $ 100.1  $ 104.1
  Earnings (loss) from discontinued operations.......     --      --       2.4
  Loss on disposal of discontinued operations........     --    (64.0)   (25.8)
                                                      ------- -------  -------
  Net earnings (loss)................................ $ 133.4 $  36.1  $  80.7
  Average number of common shares outstanding(/1/)...    49.7    49.2     47.3
  Earnings (loss) per average share of common stock:
    Continuing operations............................ $  2.68 $  2.03  $  2.20
    Earnings (loss) from discontinued operations.....     --      --      0.05
    Loss on disposal of discontinued operations......     --    (1.30)   (0.54)
                                                      ------- -------  -------
                                                      $  2.68 $  0.73  $  1.71
II. Primary earnings per share (including common
 stock equivalents):
  Average number of common shares outstanding........    49.7    49.2     47.3
  Dilutive effect of outstanding options (as
   determined by application of the treasury stock
   method)...........................................     0.2     0.2      0.3
                                                      ------- -------  -------
  Total shares used in calculation of primary
   earnings per share................................    49.9    49.4     47.6
  Primary earnings (loss) per share:
    Continuing operations............................ $  2.67 $  2.03  $  2.19
    Earnings (loss) from discontinued operations.....     --      --      0.05
    Loss on disposal of discontinued operations......     --    (1.30)   (0.54)
                                                      ------- -------  -------
                                                      $  2.67 $  0.73  $  1.70
III. Fully diluted earnings per share:
  Earnings (loss) from continuing operations......... $ 133.4 $ 100.1  $ 104.1
  Interest expense recorded on 5.75% convertible
   notes.............................................     3.5     3.8      3.8
                                                      ------- -------  -------
  Earnings (loss) from continuing operations used in
   the calculation of fully diluted earnings per
   share.............................................   136.9   103.9    107.9
  Earnings (loss) from discontinued operations.......     --      --       2.4
  Loss on disposal of discontinued operations........     --    (64.0)   (25.8)
                                                      ------- -------  -------
  Net earnings (loss) used in the calculation of
   fully diluted earnings per share..................   136.9    39.9     84.5
  Average number of shares used in calculation of
   primary earnings per share above..................    49.9    49.4     47.6
  Additional dilutive effect of outstanding options
   (as determined by application of the treasury
   stock method).....................................     0.1     --       --
  Incremental shares from assumed conversion of 5.75%
   convertible notes.................................     2.5     2.5      2.5
                                                      ------- -------  -------
  Total shares used in calculation of fully diluted
   earnings per share................................    52.5    51.9     50.1
  Fully diluted earnings (loss) per share:
    Continuing operations............................ $  2.61 $  2.00  $  2.15
    Earnings (loss) from discontinued operations.....     --      --      0.05
    Loss on disposal of discontinued operations......     --    (1.23)   (0.51)
                                                      ------- -------  -------
                                                      $  2.61 $  0.77  $  1.69
                                                      ======= =======  =======

-------
(1) Excludes common stock equivalents in accordance with provisions of APB Opinion No. 15 because such equivalent shares result in dilution of less than 3%.

                                                                 EXHIBIT (12.0)

           GENERAL SIGNAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

              CALCULATIONS OF RATIOS OF EARNINGS TO FIXED CHARGES

                                                   YEAR ENDED DECEMBER 31,
                                              ---------------------------------
                                               1996   1995   1994   1993  1992
                                              ------ ------ ------ ------ -----
                                                    (DOLLARS IN MILLIONS)
Earnings:
  Earnings from continuing operations before
   income taxes.............................. $222.4 $156.4 $160.3 $139.1 $ 9.5
  Fixed charges..............................   30.9   34.7   20.2   22.6  35.3
                                              ------ ------ ------ ------ -----
                                              $253.3 $191.1 $180.5 $161.7 $44.8
Fixed charges:
  Interest expense (gross)................... $ 24.1 $ 27.7 $ 14.4 $ 18.0 $28.6
  One-third of rent expense..................    6.8    7.0    5.8    4.6   6.7
                                              ------ ------ ------ ------ -----
                                              $ 30.9 $ 34.7 $ 20.2 $ 22.6 $35.3
                                              ------ ------ ------ ------ -----
Ratio........................................   8.20   5.51   8.94   7.15  1.27
                                              ------ ------ ------ ------ -----

                                                                 EXHIBIT (21.0)

           GENERAL SIGNAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

                          SUBSIDIARIES OF REGISTRANT

1. CONSOLIDATED SUBSIDIARIES

                                                         PERCENT ORGANIZED UNDER
                                                          OWNED    THE LAWS OF
                                                         ------- ---------------
Aurora/Hydromatic Pumps, Inc............................   100   Delaware
Best Power Technology AG................................   100   Switzerland
 Subsidiary of Best Power Technology AG:
 Sola Electric GmbH.....................................   100   Germany
Borri Elettronica Industriale S.r.L.....................   100   Italy
DeZurik of Australia Proprietary Ltd....................   100   Australia
DeZurik Vertriebs GmbH..................................   100   Austria
Fairbanks Morse Pump Corporation........................   100   Kansas
 Subsidiary of Fairbanks Morse Pump Corporation:
 Fairbanks Morse Limited (India)........................    35   India
GCA International Corporation...........................   100   New Jersey
GSR Merger Sub., Inc....................................   100   Delaware
G.S. Building Systems Corporation.......................   100   Connecticut
 Subsidiary of G.S. Building Corporation:
 Dual Lite Manufacturing, Inc...........................   100   Delaware
General Signal (China) Co., Ltd.........................   100   China
General Signal FSC, Inc.................................   100   Virgin Islands
General Signal Holding Company..........................   100   Delaware
 Subsidiary of General Signal Holding Company:
 General Signal Networks, Inc...........................   100   Delaware
  Subsidiaries of General Signal Networks, Inc.:
  Data Switch Intellectual Property, Inc................   100   Delaware
  Data Switch Subsidiary Stock Corporation..............   100   Delaware
  Data Switch Collections, Inc..........................   100   Delaware
  Data Switch (UK) Limited..............................    50   England
  (balance of 50% held by Data Switch Subsidiary
   Stock Corporation)
  General Signal Networks Italia S.r.L..................   100   Italy
  General Signal Networks Limited.......................   100   England
 General Signal Technology Corporation..................   100   Delaware
  Subsidiary of General Signal Technology Corporation:
  General Farebox of Atlanta, Inc.......................   100   Delaware
General Signal International Corporation................   100   Delaware
General Signal Limited..................................   100   Canada
General Signal Mauritius, Inc...........................   100   Mauritius
General Signal S.E.G.--Asia, Ltd........................   100   Hong Kong
General Signal S.E.G. SARL..............................   100   France
General Signal Power Systems, Inc.......................   100   Wisconsin
 Subsidiaries of General Signal Power Systems, Inc.:
 Best Power Technology SARL (France)....................   100   France
 Best Power Technology Mexico SA. de C.V................   100   Mexico
 Best Power Technology Export Corp......................   100   Barbados
 Best Power Technology Limited..........................   100   Taiwan
  Subsidiary of Best Power Technology Limited:
  Best Power Taiwan Trading Co. Ltd.....................   100   Taiwan
 Best Power Technology Pte. Limited.....................   100   Singapore
 India Best Power Technology Pvt. Limited...............   100   India

                                                         PERCENT ORGANIZED UNDER
                                                          OWNED    THE LAWS OF
                                                         ------- ---------------
General Signal UK Limited...............................   100     England
 Subsidiaries of General Signal UK Limited:
 Best Power Technology Limited..........................   100     England
  Subsidiary of Best Power Technology Limited:
  Sola (UK) Ltd.........................................   100     England
 DeZurik International Limited..........................   100     England
 GCA Limited............................................   100     England
 G.S. Iona Ltd..........................................   100     England
 General Signal Europe Limited..........................   100     England
  Subsidiaries of General Signal Europe Limited:
  General Signal Verwaltaugsgesellschaft mbH............   100     Germany
  General Signal GmbH & Co. KG..........................    99     Germany
   Subsidiaries of General Signal GmbH & Co. KG:
   Best Power Technology GmbH...........................   100     Germany
   General Signal Networks GmbH.........................   100     Germany
   Data Switch Elektronik GmbH..........................   100     Germany
 General Signal SEG, Ltd................................   100     England
 Leeds & Northrup Limited...............................   100     England
 Lightnin (Europe) Limited..............................   100     England
 Lightnin Mixers Limited................................   100     England
 Tau-Tron (UK) Limited..................................   100     England
 Telenex Europe Limited.................................   100     England
Leeds & Northrup Company................................   100     Delaware
 Subsidiaries of Leeds & Northrup Company:
 Leeds & Northrup GmbH..................................   100     Germany
 Leeds & Northrup Mexicanna, S.A........................   100     Mexico
 Leeds & Northrup S.A...................................   100     Spain
 LDN, Ltd...............................................   100     Delaware
  Subsidiaries of LDN, Ltd.:
  Leeds & Northrup S.A.R.L..............................   100     France
  L.D.N. Netherlands, B.V...............................   100     Netherlands
   Subsidiary of L.D.N. Netherlands, B.V.:
   High Ridge Ireland Ltd...............................   100     Ireland
    Subsidiary of High Ridge Ireland Ltd.:
    General Signal Enterprises..........................    99     Ireland
  Leeds & Northrup Singapore, Pte., Ltd.................   100     Singapore
  L&N Products Pty Ltd..................................   100     Australia
   Subsidiary of L&N Products Pty Ltd.:
   Leeds & Northrup (New Zealand) Ltd...................   100     New Zealand
Leeds & Northrup Italy, S.p.A...........................    53     Italy
(Remaining 47% owned by Leeds & Northrup Company)
Lightnin Mixers Pty. Ltd................................    60     Australia
(Remaining 40% owned by General Signal Ltd.)
Lightnin Private Limited................................   100     Singapore
Metal Forge Company, Inc................................   100     Delaware
Shenyang Stock Electric Power Equipment
Company, Limited........................................    50     China
Sola Australia, Limited.................................   100     Australia
Stock Japan, Ltd........................................   100     Japan

2. OTHER SUBSIDIARIES

  The following minor foreign subsidiaries and the investment of 50 percent or less owned companies, which are not material individually or in the aggregate in relation to the financial statements, are carried at cost plus equity in undistributed earnings since acquisition.

                                                         PERCENT ORGANIZED UNDER
                                                          OWNED    THE LAWS OF
                                                         ------- ---------------
Subsidiaries of General Signal Corporation:
DeZurik--India..........................................    40     India
DeZurik Japan Co., Ltd..................................    48     Japan
DeZurik Mexico, S.A. de C.V.............................    49     Mexico
General Signal Corporation..............................   100     Delaware
HMS Ventures Ltd........................................    14     California
High Ridge Company, Limited.............................   100     Bermuda
Industrias Sola Basic, S.A..............................    49     Mexico
Koyo Lindberg Ltd.......................................    50     Japan
New Signal, Inc.........................................   100     Delaware
Solamex, S.A. de C.V....................................    48     Mexico
 Subsidiaries of Solamex S.A. de C.V.:
 Inmobiliaria S-Tres, S.A. de C.V.......................    99     Mexico
 Inmobiliaria S-Dos, S.A. de C.V........................    99     Mexico
 Inmobiliaria Solamex, S.A. de C.V......................    99     Mexico
 Productora Y Maquiladora Queretana
 S.A. de C.V............................................    99     Mexico
Teraski Nelson Ltd......................................    50     Japan
Maquiladora Solamex S.A. de C.V.........................    48     Mexico

                                                                 EXHIBIT (23.0)

                         CONSENT OF ERNST & YOUNG LLP

The Board of Directors and Shareholders General Signal Corporation

  We consent to the incorporation by reference in the Registration Statements (Form S-3 No. 33-33929) pertaining to the universal shelf registration dated May, 1994, (Form S-8 No. 33-46613) pertaining to the General Signal Corporation Savings and Stock Ownership Plan, (Form S-8 No. 33-05181) pertaining to General Signal Corporation's stock incentive plans, (Form S-4 No. 33-62437) pertaining to the merger agreement with Data Switch Corporation, (Form S-8 to Form S-4 No. 33-62437-01) pertaining to stock options assumed as a result of the merger with Data Switch Corporation (Form S-3 to Form S-4 No. 33-62437-02) pertaining to the outstanding stock warrants as a result of the merger with Data Switch Corporation and related prospectuses of our report dated January 24, 1997, with respect to the financial statements and schedules of General Signal Corporation included in this Annual Report (Form 10-K) for the year ended December 31, 1996.

                                   /s/ Ernst & Young LLP

Stamford, Connecticut
March 20, 1997