Form 10-Q
period 1997-03-31
GENERAL SIGNAL CORP
filed 1997-04-23
CIK 40834

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q

                           (Mark One)
  (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

  For the Quarterly Period Ended March 31, 1997  Commission file number 1-996
                               OR

               ( ) TRANSITION REPORT PURSUANT TO
             SECTION 13 OR 15(d) OF THE SECURITIES
                      EXCHANGE ACT OF 1934

                   GENERAL SIGNAL CORPORATION
     (Exact name of registrant as specified in its charter)

New York                                   16-0445660
(State or other jurisdiction of            (I.R.S. Employer
incorporation or organization)             Identification Number)

High Ridge Park,
Box 10010, Stamford, Connecticut      06904-2010
(Address of principal executive offices)   (Zip Code)


Registrant's telephone number,
including area code                        (203) 329-4100


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                           X
                         (Yes)     (No)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $1.00                      50,203,552

            (Class)                       (Outstanding at April 17, 1997)




GENERAL SIGNAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

                              INDEX


                                                               Page No.
PART I - FINANCIAL INFORMATION:

     Statement of Earnings -
       Three Months Ended March 31, 1997 and 1996             3


     Balance Sheet -
       As of March 31, 1997 and December 31, 1996             4


     Condensed Statement of Cash Flow -
       Three Months Ended March 31, 1997 and 1996             6


     Notes to Financial Statements                            7


     Management's Discussion and Analysis of
       Financial Condition and Results of Operations          9




PART II - OTHER INFORMATION:                                 14





                        PART I: FINANCIAL INFORMATION
                         ITEM 1: FINANCIAL STATEMENTS
           GENERAL SIGNAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
                            Statement of Earnings
                     (In millions, except per-share data)
                                 (Unaudited)

                                           Three Months Ended March 31,
                                            1997            1996

   Net sales                                $505.6          $481.7
                                           --------        -------
   Cost of sales                             357.3           351.4

   Selling, general and administrative
        expenses                             104.4           102.0

   Gain on disposition                         - -           (20.8)
                                           --------        ---------
                                             461.7           432.6
                                           --------        ---------
   Operating earnings                         43.9            49.1

   Interest expense, net                       3.4             6.8
                                           --------        ---------
   Earnings before income taxes               40.5            42.3
                                           --------        ---------
   Income taxes                               16.2            16.9
                                           --------        ---------
   Net earnings                              $24.3           $25.4
                                           ========        =========
   Net earnings per share                    $0.47           $0.51
                                           ========        =========
   Dividends declared per share             $0.255           $0.24
                                           ========        =========
   Average shares outstanding                 52.2            49.5
                                           ========        =========


   See accompanying notes to financial statements.



         GENERAL SIGNAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
                               Balance Sheet
                               (In millions)

                                               (Unaudited)   (Audited)
                                                 March 31,  December 31,
   Assets                                         1997          1996

   Current assets:
      Cash and cash equivalents                   $  40.0     $   17.7
      Accounts receivable, net                      352.8        353.0
      Inventories, net                              247.1        240.6
      Prepaid expenses and other
         current assets                              23.7         24.7
      Deferred income taxes                          54.4         55.9
                                                   -------      -------
         Total current assets                       718.0        691.9

   Property, plant and equipment, net of
   accumulated depreciation and amortization        305.3        310.0

   Intangibles, net of accumulated amortization     372.5        381.3

   Other assets                                     170.0        167.8
                                                   -------      -------
   Total assets                                  $1,565.8     $1,551.0
                                                 =========    =========

   See accompanying notes to financial statements.



         GENERAL SIGNAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
                         Balance Sheet - Continued
                               (In millions)



                                                  (Unaudited)  (Audited)
                                                    March 31,  December 31,
  Liabilities and Shareholders' Equity               1997          1996

  Current liabilities:
     Short-term borrowings and current
        maturities of long-term debt              $   8.4     $    5.6
     Accounts payable                               189.8        187.3
     Accrued expenses                               198.0        214.6
     Income taxes                                    26.4         31.7
                                                  --------      -------
        Total current liabilities                   422.6        439.2
                                                  --------      -------
  Long-term debt, less current maturities           241.8        201.3
  Accrued post-retirement and post-employment
     obligations                                    130.7        133.2
  Deferred income taxes                              20.7         17.3
  Other liabilities                                  18.2         16.2
                                                  --------      -------
        Total long-term liabilities                 411.4        368.0
                                                  --------      -------
  Shareholders' equity:
     Common stock                                    78.4         78.2
     Additional paid-in capital                     359.4        337.1
     Retained earnings                              678.5        667.4
     Cumulative translation adjustments              (5.5)        (1.4)
     Common stock in treasury                      (379.0)      (337.5)
                                                  --------     --------
        Total shareholders' equity                  731.8        743.8
                                                  --------     --------
  Total liabilities and shareholders' equity     $1,565.8     $1,551.0
                                                 =========    =========
   See accompanying notes to financial statements.


         GENERAL SIGNAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
                     Condensed Statement of Cash Flow
                               (In millions)
                                (Unaudited)
                                                   Three Months Ended
                                                        March 31,
                                                    1997          1996

   CASH FLOW FROM OPERATING ACTIVITIES:
      Net earnings                                $  24.3      $  25.4
      Adjustments to reconcile net earnings
         to net cash from operating activities:
            Gain on disposition                       - -        (20.8)
            Asset write down and other charges        - -         19.7
            Deferred income taxes                     5.5          4.9
            Depreciation and amortization            17.7         17.4
            Pension credits                          (3.6)        (2.7)
            Other, net                               (0.6)         3.9
      Changes in assets and liabilities, net of
       effects from acquisitions and divestitures   (23.4)        (0.7)
                                                   -------       -------
            Net cash from operating activities       19.9         47.1
                                                   -------       -------
   CASH FLOW FROM INVESTING ACTIVITIES:
       Divestitures                                   2.4         71.8
       Capital expenditures                         (11.5)       (11.4)
       Other, net                                     2.5          0.6

            Net cash from investing activities       (6.6)        61.0
                                                  --------      -------
   CASH FLOW FROM FINANCING ACTIVITIES:
       Net change in short and long-term
          borrowings                                 82.6        (83.5)
       Dividends paid                               (13.6)       (11.8)
       Issuance of common stock                       7.2          3.0
       Purchase of common stock                     (67.2)        (0.9)
                                                  --------       -------
            Net cash from financing activities        9.0        (93.2)
                                                  --------       -------
       Net change in cash and cash equivalents       22.3         14.9

   CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR    17.7          1.0
                                                  --------       -------
   CASH AND CASH EQUIVALENTS AT END OF PERIOD     $  40.0      $  15.9
                                                  ========     =========

See accompanying notes to financial statements.



    GENERAL SIGNAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
                  Notes to Financial Statements
                           (Unaudited)


1. The accompanying unaudited financial statements reflect all adjustments (consisting of normal, recurring items) necessary for the fair presentation of results for these interim periods. These results are based upon generally accepted accounting principles consistently applied with those used in the preparation of the company's 1996 Annual Report on Form 10-K.

2.  Certain  reclassifications have been made  to  the  1996 financial statements to  conform with the 1997 presentation.

3.   Inventories                           March 31,  December 31,
                                              1997         1996
                                                (In millions)

    Finished goods                          $  76.1      $  80.8
    Work in process                            70.4         63.2
    Raw material and purchased parts          121.5        117.1
                                            --------     --------
       Total FIFO cost                        268.0        261.1
    Excess of FIFO cost over LIFO
    inventory value                           (20.9)       (20.5)
                                            --------     ---------
    Net carrying value                      $ 247.1      $ 240.6
                                            ========     =========

4.   Business Segment Information          Three Months Ended March 31,
                                               1997         1996
                                                 (In millions)
    Net sales:
    Process Controls                        $ 174.7      $ 173.1
    Electrical Controls                       236.0        222.6
    Industrial Technology                      94.9         86.0
                                            --------     --------
                                            $ 505.6      $ 481.7
                                            ========     ========
    Operating earnings:

    Process Controls                        $  17.1      $  38.5  a
    Electrical Controls                        18.7         10.5  b
    Industrial Technology                      18.3          7.2  c
                                            --------     --------
    Total operating earnings before
    unallocated expenses and interest          54.1         56.2

    Interest expense, net                     (3.4)         (6.8)
    Unallocated expenses                     (10.2)         (7.1)
                                            --------     ---------
    Earnings before income taxes            $  40.5      $  42.3
                                            ========     =========
     a   Includes a $20.8 gain on disposition of Kinney Vacuum
         and a charge of $4.0 for product warranty costs.
     b Includes an $11.1 charge related to plant closure costs, asset valuations and environmental costs.
     c   Includes a $4.6 charge for asset valuations.


5.   Property, Plant and Equipment         March 31,  December 31,
                                            1997          1996
                                               (In millions)

    Property, plant and equipment,          $ 753.7      $ 747.3
    at cost

    Accumulated depreciation and
    amortization                             (448.4)      (437.3)
                                          ----------     --------
    Property, plant and equipment,
    net                                     $ 305.3      $ 310.0
                                          ==========     ========

6.   Capital Stock
                                           March 31, December 31,
                                            1997          1996
                                               (In millions)

    Common stock:
       Shares authorized                      150.0        150.0
       Shares issued                           64.8         64.6

    Treasury stock:
       Shares issued                           13.8         13.2

7.   Supplemental Information - Statement of Cash Flow
                                             Three Months Ended
                                                   March 31,
                                              1997          1996
                                               (In millions)
    Cash paid for:

       Interest                             $   3.9        $  6.8

       Income taxes                         $  10.6        $  4.7

    The company had the following non-cash
    financing activity:
       Conversion of convertible debt
      into common stock                     $  39.3      $   - -

8.   Repurchase of Shares

    In December 1996, the Board of Directors approved a stock buy-back program of up to $100.0 million to offset any shares issued in relation to the call for the redemption of the 5.75 percent convertible subordinated notes. These shares are being purchased systematically in open market transactions. Through March 31, 1997, 1.7 million shares had been repurchased under the program. As of April 17, 1997, the program was completed with the total of 2.5 million shares repurchased for $100.0 million.


          ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          (Dollars in millions, except per-share data)

Results of Operations - First Quarter 1997 Compared With First Quarter 1996

                               1997      1996
                            Reported    Reported      Change
Net sales                    $505.6     $481.7         5.0%
Gross profit                  148.3      130.3        13.8%
Selling, general and
   administrative expenses    104.4      102.0         2.4%
Operating earnings             43.9       49.1       (10.6%)
Interest expense, net           3.4        6.8       (50.0%)
Net earnings                   24.3       25.4        (4.3%)
Net earnings per share        $0.47      $0.51        (7.8%)

To facilitate a more meaningful comparison of the results of operations for the first quarter of 1997 with the same period in 1996, the following items reported in the first quarter
1996 net earnings should be excluded.

Gain on disposition: In January 1996, the company disposed of Kinney Vacuum Company, a unit previously included in the Process Controls sector, for $29.0 and recorded a pre-tax gain of $20.8. Included in the gain was a LIFO liquidation of approximately $1.1 and transaction costs of approximately $0.5.

Product warranty: In March 1996, the company extended warranty service to certain products sold by the Process Controls sector which were not covered by warranty. The company recorded $4.0 to cover the cost of such repairs. Through March 31, 1997, payments made against this reserve were $2.2. It is anticipated that the remaining amount will be expended in 1997.

Capitalized software: The company reviews on an ongoing basis the carrying amount of company assets. As part of this review, in the first quarter of 1996, the future market potential of capitalized software in the Industrial Technology sector was determined to be impaired. Accordingly the company wrote off $4.6 of such software.

Factory closure and other: As part of the company's ongoing review of operations, the company decided in March 1996 to close a factory in the Electrical Controls sector and provided $4.7 primarily for lease termination costs, asset write-downs and severance. In connection with this review, the company identified property, plant and equipment that will not be utilized in future operations, and, therefore, recorded a $4.4 charge to write-off the assets.

Environmental: During the first quarter of 1996, the company changed its estimate of environmental costs to be incurred at one of its facilities in the Electrical Controls sector. The change in estimate of $2.0 was a result of additional information received about the method and extent of remediation required.



The following table summarizes the results of operations for the first quarter of 1997 and 1996 excluding the items discussed above.

                              1997       1996
                             Reported   Adjusted     Change
Net sales                    $505.6     $481.7         5.0%
Gross profit                  148.3      143.3         3.5%
  Margin percent              29.3%      29.7%
Selling, general and
   administrative expenses    104.4       95.3         9.5%
  Percent of sales            20.6%      19.8%
Operating earnings             43.9       48.0        (8.5%)
Interest expense, net           3.4        6.8       (50.0%)
Net earnings                   24.3       24.7        (1.6%)
Net earnings per share        $0.47      $0.50        (6.0%)

Net sales: Sales increased 5.0 percent over 1996 levels due to strong sales of electrical distributor and telecommunications products. International sales in 1997 represented approximately 23 percent of total net sales versus 22 percent in the same period of 1996. Both export and foreign sales increased approximately 10 percent, versus the same period last year, primarily as a result of improvements in international mixer and pump sales.

Process Control sector sales were $174.7 in the first quarter of 1997 as compared to $173.1 in the same period in 1996. The small increase was primarily the result of strong international mixer sales and higher laboratory product sales. The increases were partially offset by lower sales volume of crystal growing furnaces as a result of a cyclical downturn in the semiconductor equipment market in late 1996 and continuing into 1997.

Sales in the Electrical Controls sector increased 6.0 percent to $236.0 from $222.6, as compared to the same period last year. Sales increases were reported by five of the six units within the sector. The largest improvement was in the electrical construction materials market. These sales increases were partially offset by lower fire system sales.

Industrial Technology sector sales increased 10.3 percent to $94.9 versus $86.0 in the same period in 1996. New networking product sales of the CD9000TM ESCON Director product as well as new application sales of an existing networking monitoring product were the primary reasons for the increase. Increased demand from North American automotive production also contributed to the growth.

Gross profit: Gross profit as a percentage of sales decreased from 29.7 percent to 29.3 percent. The decrease was largely due to a shift to lower margin products, higher labor costs, new product development and new information systems costs.

Selling, general and administrative expenses: Selling, general and administrative expenses as a percentage of sales increased in the first quarter from 19.8 percent in 1996 to
20.6 percent in 1997. This increase resulted from higher marketing, sales commissions and information systems costs. Included in selling, general and administrative expenses were pension credits of $3.6 in 1997 and $2.7 in 1996.


Operating earnings: Operating earnings for the Process Controls sector decreased 21.2 percent to $17.1, versus $21.7 in the same period in 1996. The decline is primarily due to a shift in mix to lower margin products in the pump and coal feeder systems businesses, and lower volume in the crystal growing furnace business. 1996 operating earnings of the Process Controls sector included $0.5 of environmental insurance recoveries.

Electrical Controls sector operating earnings decreased 13.4 percent to $18.7, versus $21.6 in the same period in 1996. The reduction was a result of higher manufacturing costs (primarily uninterruptible power systems and fire systems), new product development and information systems costs. Included in 1997 operating earnings is approximately $0.6 of pre-tax gain on the sale of a product line for approximately $2.4. 1996 operating earnings of the Electrical Controls sector included $0.9 of environmental insurance recoveries.

Industrial Technology sector operating earnings increased 55.1 percent to $18.3 versus $11.8 in the same period in 1996. All units within this sector experienced higher operating earnings, reflecting the higher sales volume, a shift toward the higher margin CD9000TM ESCON Director product and productivity improvements in automotive product lines.

Unallocated expenses increased to $10.2 in the first quarter of 1997 from $7.1 in the same period in 1996. This increase is primarily the result of higher expenses due to divested businesses and higher benefit cost accruals.

Interest expense: Net interest expense decreased 50.0 percent to $3.4 due to the conversion of subordinated notes in late 1996 and early 1997 as well as lower average debt levels. Cash generated from operations and divestitures in 1996 was used to pay down debt incurred in connection with acquisitions made in 1995.

Net earnings:   Net earnings were $24.3 or $0.47 per share  in
1997  compared  to  $24.7 or $0.50 per  share  in  1996.   The
company's effective tax rate was 40.0 percent in both 1997 and 1996.

Financial Condition - March 31, 1997 Compared to December  31, 1996

The following summarizes the cash flow activity for the first three months of 1997 compared to the first three months of 1996.

                                             1997      1996
Cash flow from operating activities         $19.9     $47.1

Divestitures                                  2.4      71.8
Capital expenditures                        (11.5)    (11.4)
Other investing activities                    2.5       0.6
Cash flow from investing activities          (6.6)     61.0

Debt borrowings/(repayments)                 82.6     (83.5)
Dividends paid                              (13.6)    (11.8)
Purchase of common stock                    (67.2)     (0.9)
Issuance of common stock                      7.2       3.0
Cash flow from financing activities           9.0     (93.2)

Included  in  operating  cash flow  for  1997  and  1996  were expenditures  of  $2.0  and  $9.3,  respectively,  related  to
previously   divested   operations   and   $1.7   and    $2.0,
respectively, for severance pay.

Operating cash flow at March 31, 1997 decreased in comparison to first quarter 1996 primarily due to higher accounts receivable balances resulting from the higher sales volume and lower accrued expenses due to the utilization of disposition and restructuring accruals, as well as lower earnings.

In December 1996, the company called for the redemption of its $100.0 5.75 percent convertible subordinated notes. As of December 31, 1996, notes with a face value of $57.4 had been converted into 1.5 million shares of the company's common stock. An additional $39.3 of notes was converted into 1.0 million shares of stock on January 2, 1997, while the remaining balance of the notes of $3.3 was redeemed for cash. Also in December 1996, the Board of Directors approved a stock buy-back program of up to $100.0 to offset the dilutive impact of shares issued in connection with the convertible notes redemption. On April 17, 1997, the company concluded the buy-back program with approximately 2.5 million shares repurchased.

Total debt-to-total capitalization was 25.5 percent at March 31, 1997, up from 21.8 percent at year-end, due to higher long-term debt at the end of the first quarter. The debt level increased in the first quarter of 1997 in order to repurchase common shares under the stock buy-back program. The company
is   well   positioned  to  finance  future  working   capital
requirements and capital expenditures through current earnings and available credit facilities.

On April 7, 1997, the company sold $25.0 million 7.114 percent medium-term senior notes that are due on April 8, 2002. On April 18, 1997, the company sold an additional $25.0 million
7.00 percent medium-term senior notes that are due on October 18, 2000. The proceeds were used to pay down floating rate commercial paper.

Accounting Policies

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," which changes the methodology of calculating earnings per share. SFAS No. 128 requires the disclosure of diluted earnings per share regardless of its difference from basic earnings per share. The company plans to adopt SFAS No. 128 in December 1997. Early adoption is not permitted. Had the company adopted SFAS No. 128 as of March 31, 1997, the related per share disclosure for both basic and diluted earnings per share would have been $0.47 for the first quarter ended March 31, 1997 and $0.51 for the same period for 1996.

Other Matters

Since  the  company  is  a  producer  of  capital  goods   and
equipment, its results can vary with the relative strength  of
the  economy.   Demand  for products in the  Process  Controls
sector  follows  the  demand for capital  goods  orders.   The
Electrical  Controls  sector  depends  upon  several  markets,
principally  the  nonresidential  construction  and   computer
equipment   industries.   The  Industrial  Technology   sector
depends   on  several  markets,  primarily  automotive,   mass
transportation,   and  telecommunications   equipment.    Mass
transportation depends upon continued federal and local government spending, and telecommunications is dependent upon continued research and development and the continued success of  new products.  While no one marketplace or industry has  a significant impact on the company's operations or results, the inherent pace of technological changes presents certain  risks that  the company monitors carefully.  Success within  all  of
the   company's  businesses  is  dependent  upon  the   timely
introduction and acceptance of new products.

Forward-looking Statements

The company may from time to time make projections concerning future operations and earnings. The company's forward-looking statements are based on the company's current expectations, which are subject to a number of risks and uncertainties that could materially affect or reduce such operations and earnings. In addition to the general factors identified in "Other Matters" above, the primary factors that could specifically affect the company's expectations include the failure of: (1) order rates increasing as expected, (2) productivity improvements meeting or exceeding budget, and (3) new products under development being produced and accepted as anticipated.


                     PART II:  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

        (a)    The  Annual  Meeting  of  Shareholders  of  the
         Registrant (the "Meeting") was held on April 17, 1997.

        (b) The Registrant solicited proxies for the Meeting pursuant to Regulation 14; there was no solicitation in opposition to management's nominees for directors as listed in the Proxy Statement, and all such nominees were elected.

        (c) The following describes the matters voted upon at the Meeting and sets forth the number of votes cast for, against or withheld and the number of abstentions as to each such matter:

             (i)       Election of directors:
             Nominee                    For         Withheld
             Van C. Campbell           42,613,046    299,844
             Michael A. Carpenter      42,604,510    308,380
             Robert D. Kennedy         42,613,867    299,023

             The directors whose term of office as a director continued after the Meeting are Ursula F. Fairbairn, Ronald E. Ferguson, John R. Selby, H. Kent Bowen and Michael D. Lockhart.

            (ii) Approval of the General Signal Corporation 1997 Non-Employee Directors' Stock Option Plan:

            For            Against        Abstain
            38,963,064     3,671,443      278,383

            (iii) Authorization of appointment of Ernst & Young LLP as independent auditors for 1997:

            For            Against        Abstain
            42,674,228      125,133        113,529

Item 6. Exhibits and Reports on Form 8-K.

        (a)    Exhibits:
               3.2  By-laws of General Signal Corporation as amended
                    through March 20, 1997.
              10.1  General  Signal Corporation Change  in  Control
                    Severance Pay  Plan  as amended and restated
                    October 17, 1996 and implemented by officer action
                    April 14, 1997.
              10.2  General Signal Corporation   Benefit Equalization Plan
                    as amended and restated October 17, 1996 and implemented by officer action dated April 14, 1997.
              10.3 General Signal Corporation 1997 Non-Employee Directors' Stock Option Plan as approved by shareholders on April 17, 1997.
              27.0  Financial Data Schedule

   (b)  Reports on Form 8-K:
        The Registrant did not file any reports on Form 8-K during the quarter covered by this report.




                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.









                                GENERAL SIGNAL CORPORATION



                                   /s/ Raymond L. Arthur

                                     Raymond L. Arthur
                               Vice President and Controller
                                  Chief Accounting Officer

DATE:  April 18, 1997