Form 10-Q
period 1997-06-30
GENERAL SIGNAL CORP
filed 1997-07-31
CIK 40834

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q

                           (Mark One)
  (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

 For the Quarterly Period Ended June 30, 1997   Commission file number 1-996
                               OR

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
                           X
                         (Yes)     (No)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $1.00                     50,332,461

             (Class)                (Outstanding at July 25, 1997)

    GENERAL SIGNAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

                              INDEX


                                                           Page No.
PART I - FINANCIAL INFORMATION:

     Statement of Earnings -
       Three Months Ended June 30, 1997 and 1996              3

     Statement of Earnings -
       Six Months Ended June 30, 1997 and 1996                4

     Balance Sheet -
       As of June 30, 1997 and December 31, 1996              5


     Condensed Statement of Cash Flow -
       Six Months Ended June 30, 1997 and 1996                6

     Notes to Financial Statements                            7

     Management's Discussion and Analysis of
       Financial Condition and Results of Operations         11




PART II - OTHER INFORMATION                                  17





                        PART I: FINANCIAL INFORMATION
                         ITEM 1: FINANCIAL STATEMENTS
           GENERAL SIGNAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
                            Statement of Earnings
                     (In millions, except per-share data)
                                 (Unaudited)

                                        Three Months Ended June 30,
                                            1997            1996

   Net sales                                $539.6          $515.0
                                    							---------       ---------
   Cost of sales                             375.9           357.3

   Selling, general and administrative
        expenses                             101.7            99.4
                                           ---------       ---------
                                             477.6           456.7
                                           ---------       ---------
   Operating earnings                         62.0            58.3

   Interest expense, net                       4.6             5.6
                                           ----------       ---------
   Earnings before income taxes               57.4            52.7

   Income taxes                               23.0            21.1

   Net earnings                             $ 34.4          $ 31.6
                                           -----------     -----------

   Net earnings per share                   $ 0.68          $ 0.64
                                           -----------     -----------
   Dividends declared per share             $ 0.255         $ 0.24
                                           -----------     -----------
   Average shares outstanding                 50.3            49.7
                                  							 -----------     -----------

See accompanying notes to financial statements.


           GENERAL SIGNAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
                            Statement of Earnings
                     (In millions, except per-share data)
                                 (Unaudited)

                                        Six Months Ended June 30,
                                            1997            1996

   Net sales                               $1,045.2         $996.7
                                          -----------      -----------
   Cost of sales                              733.2          708.7

   Selling, general and administrative
        expenses                              206.1           201.4

   Gain on disposition                          - -           (20.8)
                                            -----------      ----------
                                               939.3           889.3
                                            -----------      ----------
   Operating earnings                          105.9           107.4

   Interest expense, net                         8.0            12.4
                                             -----------      ----------
   Earnings before income taxes                 97.9            95.0

   Income taxes                                 39.2            38.0
                                             -----------      ----------
   Net earnings                                $58.7           $57.0
                                             -----------      ---------
   Net earnings per share                      $1.15           $1.15
                                             -----------      --------
   Dividends declared per share                $0.51           $0.48
                                    							   -----------	   ----------

   Average shares outstanding                   51.2            49.6
                                    							   -----------	  ----------

   See accompanying notes to financial statements.


        GENERAL SIGNAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
                               Balance Sheet
                               (In millions)
                                               Unaudited)   (Audited)
                                               June 30,    December 31,
   Assets                                         1997          1996
   Current assets:
      Cash and cash equivalents                  $   24.3     $   17.7
      Accounts receivable, net                      362.4        353.0
      Inventories, net                              242.6        240.6
      Prepaid expenses and other
         current assets                              22.4         24.7
      Deferred income taxes                          51.6         55.9
                                                  -----------  --------
         Total current assets                       703.3        691.9

   Property, plant and equipment, net of
   accumulated                                      305.8        310.0
      depreciation and amortization
   Intangibles, net of accumulated amortization     366.5        381.3

   Other assets                                     174.3        167.8
                                                 -----------  ---------
   Total assets                                  $1,549.9     $1,551.0
                                         							 -----------  ---------
  Liabilities and Shareholders' Equity

  Current liabilities:
     Short-term borrowings and current
        maturities of long-term debt             $    9.1     $    5.6
     Accounts payable                               180.9        187.3
     Accrued expenses                               193.3        214.6
     Income taxes                                    28.0         31.7
                                                 -----------   ---------
        Total current liabilities                   411.3        439.2
                                                 -----------   ---------
  Long-term debt, less current maturities           243.2        201.3
  Accrued post-retirement and post-employment
     obligations                                    128.1        133.2
  Deferred income taxes                              28.1         17.3
  Other liabilities                                  16.8         16.2
                                                  -----------   --------
        Total long-term liabilities                 416.2        368.0
                                                  -----------   --------
  Shareholders' equity:
     Common stock                                    78.4         78.2
     Additional paid-in capital                     360.8        337.1
     Retained earnings                              700.2        667.4
     Cumulative translation adjustments              (5.5)        (1.4)
     Common stock in treasury                      (411.5)      (337.5)
                                                  -----------   --------
        Total shareholders' equity                  722.4        743.8
                                                  -----------   --------
  Total liabilities and shareholders' equity     $1,549.9     $1,551.0
                                        								 -----------  ----------

See accompanying notes to financial statements

         GENERAL SIGNAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
                     Condensed Statement of Cash Flow
                               (In millions)
                                (Unaudited)
                                                 Six Months Ended June 30,
                                                    1997          1996

   CASH FLOW FROM OPERATING ACTIVITIES:
      Net earnings                                $  58.7      $  57.0
      Adjustments to reconcile net earnings
         to net cash from operating activities:
            Gain on disposition                       - -        (20.8)
            Asset write down and other charges        - -         19.7
            Deferred income taxes                    14.8         15.7
            Depreciation and amortization            35.6         34.9
            Pension credits                          (6.5)        (4.8)
            Other, net                               (1.1)         5.9
      Changes in assets and liabilities, net of
         effects from acquisitions and divestitures (43.9)       (19.2)
                                        								  -----------   --------
            Net cash from operating activities       57.6         88.4
                                                  -----------   --------
   CASH FLOW FROM INVESTING ACTIVITIES:
       Divestitures                                   7.3         71.6
       Capital expenditures                         (26.3)       (28.6)
       Other, net                                     1.5          0.6
                                       								  -----------   --------
            Net cash from investing activities      (17.5)        43.6
                                                  -----------   --------
   CASH FLOW FROM FINANCING ACTIVITIES:
       Net change in short and long-term
          borrowings                                 84.7       (102.2)
       Dividends paid                               (26.5)       (23.9)
       Issuance of common stock                       8.3          8.0
       Purchase of common stock                    (100.0)        (0.9)
                                                  -----------   --------
            Net cash from financing activities      (33.5)      (119.0)
                                                  -----------   -------
            Net change in cash and cash
                       equivalents                    6.6          13.0

   CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR    17.7          1.0
                                          						  -----------   --------
   CASH AND CASH EQUIVALENTS AT END OF PERIOD      $  24.3      $  14.0
                                         								  -----------  --------

See accompanying notes to financial statements.


    GENERAL SIGNAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
                  Notes to Financial Statements
                           (Unaudited)

1.  In the opinion of management, the accompanying unaudited financial
    statements reflect all adjustments (consisting   of  normal,
    recurring   items)  necessary  for  the   fair   presentation
    of results for these interim periods. These results are based upon generally accepted accounting principles consistently applied with those used in the preparation of the company's 1996 Annual Report on Form 10-K. The results of operations for the six-month period ended June 30, 1997 are not necessarily indicative of the results of operations that may be expected for the full year.

    The financial information as of June 30, 1997 should be read in conjunction with the financial statements contained in the company's 1996 Annual Report on Form 10-K.

2.  Certain reclassifications have been made to the  1996
    financial statements to conform with the 1997 presentation.

3.   Inventories                             June 30,  December 31,
                                               1997         1996
                                                (In millions)
    Finished goods                          $  82.1      $  80.8
    Work in process                            65.3         63.2
    Raw material and purchased parts          116.1        117.1
                                    							  --------	   --------
       Total FIFO cost                        263.5        261.1
    Excess of FIFO cost over LIFO
       inventory value                       (20.9)        (20.5)
                                            --------     ---------
    Net carrying value                      $ 242.6      $ 240.6
                                    							 ---------	  ----------

4.   Property, Plant and Equipment          June 30,  December 31,
                                            1997          1996
                                               (In millions)

    Property, plant and equipment,          $ 767.1      $ 747.3
    at cost

    Accumulated depreciation and
    amortization                             (461.3)       (437.3)
                                     							 ---------	  ----------
    Property, plant and equipment,
    net                                      $ 305.8      $ 310.0
                                    							 ---------	  ----------

5.   Capital Stock                          June 30,   December 31,
                                             1997          1996
                                                (In millions)

    Common stock:
       Shares authorized                      150.0         150.0
       Shares issued                           64.9          64.6
       Held in treasury                       (14.6)        (13.2)



6.  Business Segment Information       Three Months Ended June 30,
                                            1997          1996
    Net sales:                                 (In millions)

    Process Controls                         $193.7       $188.8
    Electrical Controls                       257.0        234.7
    Industrial Technology                      88.9         91.5
                                             ---------  ----------
                                             $539.6       $515.0
                                             ---------  ----------
    Operating earnings:
    Process Controls                         $ 28.3       $ 27.6
    Electrical Controls                        26.9         23.9
    Industrial Technology                      15.4         15.7
                                             ---------  ----------
    Total operating earnings before
      unallocated expenses and interest        70.6         67.2

    Net interest expense                      (4.6)         (5.6)
    Unallocated expenses                      (8.6)         (8.9)
                                             ---------  ----------
    Earnings before income taxes             $ 57.4       $ 52.7
                                   							  ---------	  ----------

                                       Six Months Ended June 30,
                                            1997          1996
                                               (In millions)
    Net sales:
    Process Controls                         $368.4       $361.9
    Electrical Controls                       493.0        457.3
    Industrial Technology                     183.8        177.5
                                           ---------	  ----------
                                           $1,045.2       $996.7
                                           ---------	  ----------
    Operating earnings:
    Process Controls                          $45.4       $ 66.1 (a)
    Electrical Controls                        45.6         34.4 (b)
    Industrial Technology                      33.7         22.9 (c)
                                           ---------	  ----------


    Total operating earnings before
      unallocated expenses and interest       124.7        123.4

    Net interest expense                      (8.0)        (12.4)
    Unallocated expenses                     (18.8)        (16.0)
                                           ---------	  ----------
    Earnings before income taxes             $ 97.9       $ 95.0
                                  							  ---------	  ----------
(a)  Includes $20.8 of gain on disposition of Kinney Vacuum, and a charge of $4.0 for product warranty costs.
(b)  Includes an $11.1 charge related to plant closure costs, asset valuations and environmental costs.
(c)  Includes $4.6 charge for asset valuations.




7.   Supplemental Information - Statement of Cash Flow
                                            Six Months Ended
     June 30,
                                            1997          1996
    Cash paid for:                           (In millions)

       Interest                             $   8.4        $14.3
                                            ---------	  ----------
       Income taxes                         $  22.7        $18.2
                                           ---------	  ---------

    The company had the following non-cash
    financing activity:

       Conversion of convertible debt
                 into common stock   	 		  $  39.3      $   - -




8.   Repurchase of Shares

    In December 1996, the Board of Directors approved a stock buy-back program of up to $100.0 million to offset the shares issued in relation to the call for the redemption of the 5.75 percent convertible subordinated notes. These shares were purchased systematically in open market transactions. On April 17, 1997, the program was completed with the total of 2.5 million shares repurchased for $100.0 million (see note 12).


9.  Medium Term Notes

    On April 7, 1997, the company sold $25.0 million 7.114 percent medium-term senior notes that are due on April 8, 2002. On April 18, 1997, the company sold an additional $25.0 million 7.00 percent medium-term senior notes that are due on October 18, 2000. The proceeds were used to pay down floating rate commercial paper.


10. Accounting Pronouncements

    In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," which changes the methodology of calculating earnings per share. SFAS No. 128 requires the disclosure of diluted earnings per share regardless of its difference from basic earnings per share. The company plans to adopt SFAS No. 128 in December 1997. Early adoption is not permitted. Had the company adopted SFAS No. 128 as of June 30, 1997, the related per share disclosure for both basic and diluted earnings per share would have been:



                    Three Months Ended       Six Months Ended
                        June 30,                 June 30,
                        1997     1996        1997      1996
     Basic             $0.68    $0.64       $1.15     $1.15
     Diluted            0.68     0.62        1.14      1.13

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". While the company is studying the application of the disclosure provisions, it does not expect either of these statements to materially affect its financial position or results of operations.


11.  Joint Venture

    On June 30, 1997, the company and Emerson Electric Company,
    entered  into  an agreement in principle   to  form  a  joint
    venture  combining  Emerson's Appleton  Electric  division  and
    the  company's  Electrical Group.   Upon formation of the joint
    venture, Emerson would hold a majority interest in the entity and the company would account for its investment under the equity method of accounting. The company's Electrical Group accounts for approximately 15 percent of the company's consolidated net sales.

12. Sale of Pump Division

     On July 21, 1997 the company announced that it had entered into an agreement to sell substantially all of the assets of the General Signal Pump Group to Pentair, Inc. for approximately $200 million. Consummation of the sale is subject to the satisfaction of customary conditions including the expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. Subject to closing adjustments, the company expects to record a gain on the transaction. The General Signal Pump Group accounts for approximately 10 percent of the company's consolidated sales.


          ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          (Dollars in millions, except per-share data)

Results of Operations - Second Quarter 1997 Compared With  Second
Quarter 1996


                              1997       1996
                             Reported   Reported     Change
Net sales                    $539.6     $515.0         4.8%
Gross profit                  163.7      157.7         3.8%
  Margin percent              30.3%      30.6%
Selling, general and
   administrative             101.7       99.4         2.3%
expenses
  Percent of sales            18.8%      19.3%
Operating earnings             62.0       58.3         6.3%
Interest expense, net           4.6        5.6       (17.9%)
Net earnings                   34.4       31.6         8.9%
Net earnings per share        $0.68      $0.64         6.3%

Net sales: Sales increased 4.8 percent over 1996 levels due primarily to higher volume in the Electrical Controls sector. International sales represented approximately 22 percent of total net sales in 1997 and 1996. Export sales were relatively flat with the second quarter of 1996. Foreign sales increased approximately 9 percent versus the same period last year primarily as a result of improvements of the company's Canadian and United Kingdom affiliates.

Process Control sector sales were $193.7 in the second quarter of 1997 as compared to $188.8 in the same period in 1996. The increase was primarily the result of higher demand for industrial oven and laboratory freezer products. This increase was partially offset by lower sales volume of crystal growing furnaces as a result of a cyclical downturn in the semiconductor equipment market.

Sales in the Electrical Controls sector increased 9.5 percent to $257.0 from $234.7 in the same period of last year. Sales increases were reported by all six operating units within the sector. The largest improvements were in the construction material, industrial electrical, treadmill motor and medium power transformer products.

Industrial Technology sector sales decreased to $88.9 versus $91.5 in the same period in 1996. New networking product sales of the CD9000TM ESCON Director were offset by a decrease in sales associated with the discontinuance of a low margin original equipment manufacturer ("OEM") contract. In addition, worker strikes at North American automobile manufacturers stemmed the increased demand from North American automobile producers experienced in the first quarter of the year.


Gross profit:  Gross profit as a percentage of sales decreased to
30.3 percent from 30.6 percent in the second quarter of 1996. The decrease was due to higher sales of lower margin products and increased new product development costs partially offset by productivity improvements and material cost savings.



Selling, general and administrative expenses: Selling, general and administrative expenses as a percentage of sales decreased to
18.8  percent compared to 19.3 percent in the second  quarter  of
1996.    Second quarter 1997 selling,  general  and  administrative expenses were positively impacted by a $1.9 insurance settlement in the Process Controls sector and the reversal of $0.8 of excess plant closure costs in the Electrical Controls sector. Included in selling, general and administrative expenses were pension credits of $2.9 in 1997 and $2.1 in 1996.

Operating earnings: Operating earnings for the Process Controls sector increased 2.5 percent to $28.3 versus $27.6 in the same period in 1996. The increase was primarily driven by the higher volume in the oven and freezer business partially offset by lower volume in the crystal growing furnace business.

Electrical Controls sector operating earnings increased 12.6 percent to $26.9, versus $23.9 in the same period in 1996. The increase was driven by higher sales at all six business units and productivity improvements in the electrical product and medium power transformers businesses.

Industrial  Technology sector operating earnings were  relatively
flat  at  $15.4 versus $15.7 in the same period in 1996.   Higher
margins on new telecommunication products offset lower sales volume.

Unallocated expenses declined 3.4 percent to $8.6 in  the  second
quarter  of  1997  from $8.9 in the same period  in  1996.   1996
unallocated expenses were positively impacted by the collection of a $1.3 previously written off receivable.

Interest  expense:   Net interest expense decreased 17.9  percent
to $4.6 versus $5.6 in the same period of 1996 due to the conversion of subordinated notes in late 1996 and early 1997 as well as lower average debt levels. Cash generated from operations and divestitures was used to pay down debt incurred in connection with acquisitions made in 1995.

Net  earnings:   Net earnings were $34.4 or $0.68  per  share  in
1997 compared to $31.6 or $0.64 per share in 1996. The company's effective tax rate was 40.0 percent in both 1997 and 1996.

Results of Operations - Six Months 1997 Compared With Six  Months
1996

                               1997       1996
                            Reported    Reported      Change
Net sales                  $1,045.2     $996.7         4.9%
Gross profit                  312.0      288.0         8.3%
Selling, general and
   administrative             206.1      201.4         2.3%
expenses
Operating earnings            105.9      107.4        (1.4%)
Interest expense, net           8.0       12.4       (35.5%)
Net earnings                   58.7       57.0        (3.0%)
Net earnings per share       $ 1.15     $ 1.15          - -

To facilitate a more meaningful comparison of the results of operations for the first half of 1997 with the same period in 1996, the following items reported in the first half 1996 net earnings should be excluded.


Gain on disposition: In January 1996, the company disposed of Kinney Vacuum Company, a unit previously included in the Process Controls sector, for $29.0 and recorded a pre-tax gain of $20.8. Included in the gain was a LIFO liquidation of approximately $1.1 and transaction costs of approximately $0.5.

Product warranty: In March 1996, the company extended warranty service to certain products sold by the Process Controls sector which were not covered by warranty. The company recorded $4.0 to cover the cost of such repairs. Through June 30, 1997, payments made against this reserve were $3.5. It is anticipated that the remaining amount will be expended in 1997.

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


The following table summarizes the results of operations for the first half of 1997 and 1996 excluding the items discussed above.

                              1997       1996
                             Reported   Adjusted     Change
Net sales                  $1,045.2     $996.7         4.9%
Gross profit                  312.0      301.0         3.7%
  Margin percent              29.9%      30.2%
Selling, general and
   administrative             206.1      194.7         5.9%
expenses
  Percent of sales            19.7%      19.5%
Operating earnings            105.9      106.3        (0.4%)
Interest expense, net           8.0       12.4       (35.5%)
Net earnings                   58.7       56.3         4.3%
Net earnings per share        $1.15      $1.14         0.9%


Net sales: Sales in the first half of 1997 increased 4.9 percent over first half 1996 due primarily to increase in the Electrical Controls sector and higher first quarter sales in the telecommunication market. International sales in 1997 increased
7   percent   over  the  same  period  of  1996  and  represented
approximately 23 percent of total net sales versus 22 percent in the same period of 1996. Export sales increased 3 percent over the first half of 1996.


Foreign sales increased approximately 10 percent versus the same period last year primarily as a result of improvements of the company's Canadian and United Kingdom affiliates.

Process Control sector sales were $368.4 in the first half of 1997 as compared to $361.9 in the same period in 1996. The small increase was primarily the result of higher industrial oven and laboratory product sales. The increases were partially offset by lower sales volume of crystal growing furnaces as a result of a cyclical downturn in the semiconductor equipment market in late 1996 and continuing into 1997.

Sales in the Electrical Controls sector increased 7.8 percent to $493.0 from $457.3, as compared to the same period last year. Sales increases were reported by all six units within the sector. The largest improvements were in the construction material, industrial electrical, treadmill motor and medium power transformer products.

Industrial Technology sector sales increased 3.5 percent to $183.8 versus $177.5 in the same period in 1996. New networking product sales of the CD9000TM ESCON Director product as well as new application sales of an existing networking monitoring product were the primary reasons for the increase. Increased demand from North American automotive production also contributed to the growth but was negatively impacted by North American automobile worker strikes in the second quarter of 1997.

Gross  profit:   Gross profit as a percentage of sales  decreased
from 30.2 percent to 29.9 percent. The margin decrease was largely due to higher sales of lower margin products, higher labor, new product development and new information systems costs partially offset by productivity and material cost savings.

Selling, general and administrative expenses: Selling, general and administrative expenses as a percentage of sales increased in the first half from 19.5 percent in 1996 to 19.7 percent in 1997. This increase resulted from higher marketing, sales commissions and information systems costs in the first quarter of 1997. 1997 selling, general and administrative expenses were positively impacted by a $1.9 insurance settlement in the Process Controls sector and the reversal of $0.8 of excess plant closure costs in the Electrical Controls sector. Included in selling, general and administrative expenses were pension credits of $6.5 in 1997 and $4.8 in 1996.

Operating earnings: Process controls operating earnings decreased 7.9 percent to $45.4, versus $49.3 in the same period in 1996. The decline is primarily due to a shift in mix to lower margin products in the pump and coal feeder systems businesses and lower volume in the crystal growing furnace business. 1996 operating earnings of the Process Controls sector included $0.7 of environmental insurance recoveries.

Electrical controls operating earnings were flat at $45.6, versus $45.5 in the same period in 1996. Included in 1997 operating earnings is approximately $0.6 of pre-tax gain on the sale of a product line for approximately $2.4. 1996 operating earnings of the Electrical Controls sector included $1.3 of environmental insurance recoveries.

Industrial Technology sector operating earnings increased 22.5 percent to $33.7 versus $27.5 in the same period in 1996. The increase was due mainly to higher first quarter sales volume, a shift toward the higher margin CD9000TM ESCON Director product and productivity improvements in automotive product lines.

Unallocated expenses increased to $18.8 in the first half of 1997 from $16.0 in the same period in 1996. 1996 unallocated expenses were positively impacted by the collection of a $1.3 previously written off receivable. The increase is primarily the result of higher expenses due to divested businesses and higher benefit cost accruals.

Interest  expense:   Net interest expense decreased 35.5  percent
to $8.0 versus $12.4 in the same period of 1996 due to the conversion of subordinated notes in late 1996 and early 1997 as well as lower average debt levels. Cash generated from operations and divestitures in 1996 was used to pay down debt incurred in connection with acquisitions made in 1995.

Net  earnings:   Net earnings were $58.7 or $1.15  per  share  in
1997 compared to $56.3 or $1.14 per share in 1996. The company's effective tax rate was 40.0 percent in both 1997 and 1996.


Financial Condition - June 30, 1997 Compared to December 31, 1996

The following summarizes the cash flow activity for the first six months of 1997 compared to the first six months of 1996.

                                             1997      1996
Cash flow from operating activities         $57.6     $88.4

Divestitures                                  7.3      71.6
Capital expenditures                        (26.3)    (28.6)
Other investing activities                    1.5       0.6
Cash flow from investing activities         (17.5)     43.6

Debt borrowings/(repayments)                 84.7    (102.2)
Dividends paid                              (26.5)    (23.9)
Purchase of common stock                   (100.0)     (0.9)
Issuance of common stock                      8.3       8.0
Cash flow from financing activities         (33.5)   (119.0)

Included   in  operating  cash  flow  for  1997  and  1996   were
expenditures  of  $3.4  and  $13.5,  respectively,   related   to
previously divested operations and $3.7 and $3.3, respectively, for severance pay.

Operating cash flow for the first half of 1997 decreased in comparison to first half of 1996 primarily due to higher accounts receivable balances resulting from the higher sales volume and lower accrued expenses due to the utilization of disposition and restructuring accruals as well as payment of other non-operating accruals.


In  December 1996, the Board of Directors approved a  stock  buy-
back  program  of up to $100.0 to offset the dilutive  impact  of
shares   issued   in   connection  with  the  convertible subordinated
notes redemption.  On April 17, 1997, the company concluded
the  buy-back  program  which  resulted  in  the  repurchase   of
approximately 2.5 million shares.  On June 19, 1997, the Board of
Directors approved a stock buy-back program of up to $150.0 subject to the consummation of the GS Pump business divestiture (see note 12).

On June 30, 1997, the company entered into an agreement in principle to form a joint venture with Emerson's Appleton Electric division (see note 11). The company's contribution to the joint venture is not expected to significantly affect the company's liquidity.

Total debt-to-total capitalization was 25.9 percent at June 30, 1997, up from 21.8 percent at year-end, due to higher long-term debt at the end of the second quarter. The debt level increased in the second quarter of 1997 in order to repurchase common shares to offset the impact of the converted debt. The company is well positioned to finance future working capital requirements and capital expenditures through current earnings and available credit facilities.

On April 7, 1997, the company sold $25.0 million 7.114 percent medium-term senior notes that are due on April 8, 2002. On April 18, 1997, the company sold an additional $25.0 million 7.00 percent medium-term senior notes that are due on October 18, 2000. The proceeds were used to pay down floating rate commercial paper.

Other Matters

Since the company is a producer of capital goods and equipment, its results can vary with the relative strength of the economy. Demand for products in the Process Controls sector follows the demand for capital goods orders. The Electrical Controls sector depends upon several markets, principally the nonresidential construction and computer equipment industries. The Industrial
Technology   sector   depends  on  several   markets,   primarily
automotive,    mass    transportation,   and   telecommunications
equipment.  Mass transportation depends upon  continued  federal
and  local  government  spending,   andtelecommunications  is
dependent upon continued research and development and the continued success of new products. While no one marketplace or industry has a significant impact on the company's operations or results, the inherent pace of technological changes presents certain risks that the company monitors carefully. Success within all of the company's businesses is dependent upon the timely introduction and acceptance of new products.

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

                     PART II:  OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K.

        (a)    Exhibits:

        10.1 364 Day Credit Agreement - Amendment No. 2 among General Signal Corporation and Various Commercial
               Banking Institutions, dated May 29, 1997.

        10.2 Four Year Credit Agreement - Amendment No. 3 among General Signal Corporation and Various Commercial
               Banking Institutions, dated May 29, 1997.

        10.3  General   Signal  Corporation  Savings  and   Stock
              Ownership    Plan   as   amended   and    restated
              July 1, 1997.

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

DATE:  July 25, 1997




                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.









                                GENERAL SIGNAL CORPORATION




                                     Raymond L. Arthur
                               Vice President and Controller
                                 Chief Accounting Officer


DATE:  July 25, 1997