Form 10-Q
period 1997-09-30
GENERAL SIGNAL CORP
filed 1997-10-27
CIK 40834

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q

                           (Mark One)
  (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 1997   Commission file number 1-996
                               OR

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
                           X
                         (Yes)     (No)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $1.00                     49,754,965

            (Class)                       (Outstanding at October 9, 1997)

    GENERAL SIGNAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

                              INDEX


                                                               Page No.
PART I - FINANCIAL INFORMATION:

     Statement of Earnings -
       Three Months Ended September 30, 1997 and 1996              3

     Statement of Earnings -
       Nine Months Ended September 30, 1997 and 1996               4

     Balance Sheet -
       As of September 30, 1997 and December 31, 1996              5

     Condensed Statement of Cash Flow -
       Nine Months Ended September 30, 1997 and 1996               6

     Notes to Financial Statements                                 7

     Management's Discussion and Analysis of
       Financial Condition and Results of Operations              12




PART II - OTHER INFORMATION                                       21





                        PART I: FINANCIAL INFORMATION
                         ITEM 1: FINANCIAL STATEMENTS
           GENERAL SIGNAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
                            Statement of Earnings
                     (In millions, except per-share data)
                                 (Unaudited)

                                            Three Months Ended
                                               September 30,
                                            1997            1996

   Net sales                                $475.7          $521.6
                                            -------       		------
   Cost of sales                             346.5           356.2
   Selling, general and administrative
        expenses                              99.6            97.5
   Gain on disposition                       (63.7)            - -
                                             ------		        ------
                                             382.4           453.7
                                             ------          ------
   Operating earnings                         93.3            67.9
   Equity in earnings of EGS                   1.9             - -
   Interest expense, net                      (3.3)           (5.5)
                                             ------          -------
   Earnings  from  continuing  operations
   before                                     91.9            62.4
        income taxes
                                              55.9            25.0
   Income taxes					                        ------          --------

   Earnings from continuing operations        36.0            37.4
   Earnings from discontinued operations,
   net of income taxes                         2.3             - -
              					                          ------          --------

   Net earnings                              $38.3           $ 37.4
                                            ========         ========

   Net earnings per share:
        Continuing operations               $ 0.71          $ 0.75
        Discontinued operations               0.05             - -
       						                                ------          --------
        Net earnings                        $ 0.76          $ 0.75
                                            =======         ========
   Dividends declared per share             $0.255          $ 0.24
                                            =======         ========
   Average shares outstanding                 50.3            49.8
                                    						  =======	      ========

See accompanying notes to financial statements.


           GENERAL SIGNAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
                            Statement of Earnings
                     (In millions, except per-share data)
                                 (Unaudited)

                                       Nine Months Ended September 30,
                                            1997            1996

   Net sales                               $1,520.9         $1,518.3
                                           ---------        --------
   Cost of sales                            1,079.7         1,064.9
   Selling, general and administrative
        expenses                              305.7           298.9
   Gain on dispositions                       (63.7)          (20.8)
                                            ---------        --------
                                             1,321.7         1,343.0

   Operating earnings                          199.2           175.3
   Equity in earnings of EGS                     1.9             - -
   Interest expense, net                       (11.3)          (17.9)
                                            ---------        --------
   Earnings  from  continuing  operations
   before income taxes                         189.8           157.4

   Income taxes                                 95.0            63.0
                                            ---------        --------
   Earnings from continuing operations          94.8            94.4
   Earnings from discontinued
   operations, net of income taxes               2.3             - -
                                            ---------        --------
   Net earnings                             $   97.1         $  94.4
                                            =========        ========

   Net earnings per share:
        Continuing operations               $    1.86         $  1.90
        Discontinued operations                  0.05             - -
                                            ---------        --------
        Net earnings                        $    1.91         $  1.90
                                            =========        ========
   Dividends declared per share             $   0.765         $  0.72
                                            =========        ========

   Average shares outstanding                    50.9            49.6
                                      					  =========        ========


   See accompanying notes to financial statements.


         GENERAL SIGNAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
                               Balance Sheet
                               (In millions)
                                                (Unaudited)   (Audited)
                                                September 30, December 31,
   Assets                                          1997          1996
   Current assets:
      Cash and cash equivalents                  $   82.8     $   17.7
      Accounts receivable, net                      282.2        353.0
      Inventories, net                              160.2        240.6
      Prepaid expenses and other
         current assets                              28.0         24.7
      Deferred income taxes                          49.6         55.9
                                                 ---------     --------
         Total current assets                       602.8        691.9

   Property, plant and equipment, net of
     accumulated depreciation and amortization      240.5        310.0
   Intangibles, net of accumulated amortization     261.2        381.3
   Investment in EGS                                129.0          - -
   Other assets                                     196.2        167.8
                                                 ---------     ---------
   Total assets                                  $1,429.7     $1,551.0
                                        								===========   ==========
  Liabilities and Shareholders' Equity
    Current liabilities:
     Short-term borrowings and current
        maturities of long-term debt             $    9.7     $    5.6
     Accounts payable                               139.0        187.3
     Accrued expenses                               180.9        214.6
     Income taxes                                    74.2         31.7
                                                  --------     --------
        Total current liabilities                   403.8        439.2
                                                  --------     ---------
  Long-term debt, less current maturities            89.8        201.3
  Accrued post-retirement and post-employment
     obligations                                    119.8        133.2
  Deferred income taxes                              47.8         17.3
  Other liabilities                                  16.4         16.2
                                                   --------     --------
        Total long-term liabilities                 273.8        368.0
                                                   --------     --------
  Shareholders' equity:
     Common stock                                    78.5         78.2
     Additional paid-in capital                     364.2        337.1
     Retained earnings                              725.6        667.4
     Cumulative translation adjustments              (4.8)        (1.4)
     Common stock in treasury                      (411.4)      (337.5)
                                                   --------     --------
        Total shareholders' equity                  752.1        743.8
                                                   --------     --------
  Total liabilities and shareholders' equity     $1,429.7     $1,551.0
                                         								 =========	  ==========

See accompanying notes to financial statements


         GENERAL SIGNAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
                     Condensed Statement of Cash Flow
                               (In millions)
                                (Unaudited)
                                            Nine Months Ended September 30,
                                                  1997          1996

   CASH FLOW FROM OPERATING ACTIVITIES:
      Net Earnings                                $  97.1      $  94.4
      Adjustments to reconcile net earnings
         to net cash from operating activities:
            Equity in earnings of EGS                (1.9)          - -
            Gain on dispositions                    (63.7)       (20.8)
            Asset write down and other non-cash
            charges                                  12.2         19.7
            Deferred income taxes                    21.9         28.3
            Depreciation and amortization            51.7         51.8
            Pension income                          (11.3)        (6.8)
            Other, net                               (1.7)         6.7
      Changes in assets and liabilities, net of
         effects from acquisitions and divestitures  (5.8)       (36.7)
                                        								   --------      -------

            Net cash from operating activities       98.5        136.6
                                                   --------      -------
   CASH FLOW FROM INVESTING ACTIVITIES:
      Divestitures                                  197.8         79.2
      Capital expenditures                          (39.3)       (43.6)
      Other, net                                      0.9          2.8
                                                    ------        ------
            Net cash from investing activities      159.4         38.4
                                                   --------       ------
   CASH FLOW FROM FINANCING ACTIVITIES:
      Net change in short and long-term
          borrowings                                (64.5)      (126.1)
      Dividends paid                                (39.4)       (35.6)
      Issuance of common stock                       11.1         11.3
      Purchase of common stock                     (100.0)        (1.2)
                                                   --------      -------
            Net cash from financing activities     (192.8)      (151.6)
                                                   --------     ---------
            Net change in cash and cash equivalents  65.1         23.4

   CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR    17.7          1.0
                                       								   --------     ---------

   CASH AND CASH EQUIVALENTS AT END OF PERIOD     $  82.8      $  24.4
                                       								  =========    ==========

See accompanying notes to financial statements.

    GENERAL SIGNAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
                  Notes to Financial Statements
                           (Unaudited)

1.  In    the   opinion   of   management,   the   accompanying   unaudited
    financial statements reflect all adjustments (consisting of normal, recurring items) necessary for the fair presentation of results for these interim periods. These results are based upon generally accepted accounting principles consistently applied with those used in the preparation of the company's 1996 Annual Report on Form 10-K. The results of operations for the nine-month period ended September 30, 1997 are not necessarily indicative of the results of operations that may be expected for the full year.

    The   financial  information  as  of  September  30,  1997  should   be
    read   in   conjunction   with  the  financial   statements   contained
    in the company's 1996 Annual Report on Form 10-K.

2.  Certain   reclassifications   have   been   made   to   the    1996
    financial statements to conform with the 1997 presentation.

3.   Inventories                       September 30, December 31,
                                            1997         1996
                                              (In millions)
    Finished goods                          $  44.9      $  80.8
    Work in process                            39.7         63.2
    Raw material and purchased parts           89.2        117.1
                                   							  --------     --------
       Total FIFO cost                        173.8        261.1

    Excess of FIFO cost over LIFO
        inventory value                       (13.6)        (20.5)
                                            ---------    ----------
    Net carrying value                      $ 160.2      $ 240.6
							                                    ==========	   ==========
    Included in the gain on sale of the General Signal Pump
    Group (GSPG) was a LIFO liquidation of $2.0 million.
    Additionally, $5.3 million of the excess of FIFO cost over
    LIFO inventory value was transferred from the General Signal
    Electrical Group (GSEG) to the investment in EGS joint
    venture.

4.   Property, Plant and Equipment       September 30,    December 31,
                                            1997          1996
                                               (In millions)

    Property, plant and equipment, at
    cost                                    $ 597.6      $ 747.3

    Accumulated depreciation and
       amortization                         (357.1)       (437.3)
                                            --------     --------
    Property, plant and equipment, net      $ 240.5      $ 310.0
                                   							  ========	   =========


5.   Capital Stock                        September 30,    December 31,
                                               1997          1996
                                                  (In millions)

    Common stock:
       Shares authorized                      150.0        150.0
       Shares issued                           64.9         64.6
       Held in treasury                      (14.6)        (13.2)

6.   Business Segment Information          Three Months Ended September 30,
                                               1997           1996
    Net sales:                                     (In millions)

    Process Controls                         $155.4        $192.1
    Electrical Controls                       230.8         239.3
    Industrial Technology                      89.5          90.2  (d)
                                             -------	     -------
                                             $475.7        $521.6
                                             =======       =======
    Operating earnings:
    Process Controls                         $ 80.9 (a)    $ 31.0  (e)
    Electrical Controls                         9.4 (b)      26.7
    Industrial Technology                      12.1 (c)      18.9  (d)
                                             -------        ------
    Total operating earnings before
      unallocated expenses, equity
    earnings and interest                      102.4          76.6

    Equity in earnings of EGS                   1.9           - -
    Net interest expense                       (3.3)          (5.5)
    Unallocated expenses                       (9.1)          (8.7)
                                              -------	     	--------
    Earnings before income taxes             $ 91.9        $  62.4
                                             ========      =========
 (a)Includes $63.7 gain on disposition of GSPG, a $0.4 charge related to a revision in the internal accounting methodology of reserving for potentially uncollectible accounts receivable and a $1.4 charge related to a revision in the internal accounting methodology of reserving for potentially excess and obsolete inventory.
 (b)Includes a $3.5 charge related to a revision in the internal accounting methodology of reserving for potentially uncollectible accounts receivable, a $7.3 charge related to a revision in the internal accounting methodology of reserving for potentially excess and obsolete inventory, a $2.9 restructuring charge related to Best Power, a $1.0 charge for professional fees related to EGS and a $2.9 reversal of plant closure reserve set up in first quarter 1996.
 (c)Includes a $1.3 charge related to a revision in the internal accounting methodology of reserving for potentially excess and obsolete inventory.
 (d)Includes $4.2 of royalty income.
 (e)Includes a $1.8 insurance gain on the recovery of destroyed assets.



                                         Nine Months Ended September 30,
                                            1997          1996
                                               (In millions)
    Net sales:
    Process Controls                         $523.8        $554.0
    Electrical Controls                       723.8         696.6
    Industrial Technology                     273.3         267.7 (d)
                                            -------        ------
                                           $1,520.9      $1,518.3
                                           =========     =========
    Operating earnings:
    Process Controls                         $126.3 (a)     $97.1 (e)
    Electrical Controls                        55.0 (b)      61.1 (f)
    Industrial Technology                      45.8 (c)      41.8 (g)
                                           --------       --------
    Total operating earnings before
      unallocated expenses, equity
      earnings and interest                    227.1         200.0

    Equity in earnings of EGS                    1.9           - -
    Net interest expense                       (11.3)         (17.9)
    Unallocated expenses                       (27.9)         (24.7)
                                            ---------       --------
    Earnings before income taxes               $189.8       $ 157.4
                                            ==========      ========
 (a)Includes $63.7 gain on disposition of GSPG, a $0.4 charge related to a revision in the internal accounting methodology of reserving for potentially uncollectible accounts receivable and a $1.4 charge related to a revision in the internal accounting methodology of reserving for potentially excess and obsolete inventory.
 (b)Includes a $3.5 charge related to a revision in the internal accounting methodology of reserving for potentially uncollectible accounts receivable, a $7.3 charge related to a revision in the internal accounting methodology of reserving for potentially excess and obsolete inventory, a $2.9 restructuring charge related to Best Power, a $1.0 charge for professional fees related to EGS and a $3.7 reversal of plant closure reserves set up in first quarter 1996.
 (c)Includes a $1.3 charge related to a revision in the internal accounting methodology of reserving for potentially excess and obsolete inventory.
 (d)Includes $4.2 of royalty income.
 (e)Includes a $20.8 gain on disposition of Kinney Vacuum, a charge of $4.0 for product warranty costs and a $1.8 insurance gain on the recovery of destroyed assets.
 (f)Includes an $11.1 charge related to plant closure costs, asset vaulations and environmental costs.
 (g)Includes $4.6 charge for asset valuations and $4.2 of royalty income.


7.   Supplemental Information - Statement of Cash Flow
                                         Nine Months Ended September 30,
                                            1997          1996
    Cash paid for:                             (In millions)

       Interest                             $  13.1      $19.0
                                   							  ========     ======
       Income taxes                         $  26.9      $25.3
                                   							  ========     ======
    The company had the following non-
    cash investing and financing activity:

       Conversion of convertible debt
        into common stock                   $  39.3      $   - -

       Contributions of net assets to
         joint venture			                   $ 127.1      $   - -

8.   Repurchase of Shares

    In December 1996, the Board of Directors approved a stock buy-back program of up to $100.0 million to offset the shares issued in relation to the call for the redemption of the 5.75 percent convertible subordinated notes. On April 17, 1997, the program was completed with the total of 2.5 million shares repurchased for $100.0 million.

    On June 19, 1997, the Board of Directors approved a stock buyback program of up to $150.0 million subject to the consummation of the GSPG divestiture. On September 18, 1997, the Board of Directors approved an increase of this program to $300.0 million. The program is expected to be completed by the end of 1998. As of October 22, 1997, 2.1 million shares were repurchased under this program for $89.4 million.

9.  Medium Term Notes

    On April 7, 1997, the company sold $25.0 million 7.114 percent medium-term senior notes that are due on April 8, 2002. On April 18, 1997, the company sold an additional $25.0 million 7.00 percent medium-term senior notes that are due on October 18, 2000. The proceeds were used to pay down floating rate commercial paper.

10. Accounting Pronouncements

    In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," which changes the methodology of calculating earnings per share. The company plans to adopt SFAS No. 128 in December 1997. Early adoption is not permitted. Had the company adopted SFAS No. 128 as of September 30, 1997, the related per share disclosure for both basic and diluted earnings per share would have been:

                       Three Months Ended  Nine Months Ended
                        September 30,        September 30,
                        1997     1996        1997      1996
     Basic             $0.76    $0.75       $1.91     $1.90
     Diluted            0.76     0.73        1.90      1.86

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about
     Segments  of  an  Enterprise and Related Information".   The
     company must adopt these statements by 1998.  While the company
     is studying the application of  the new   statements,  it  does
     not  expect  either  of   these statements  to materially affect
     its financial  position  or  results of operations.

11. EGS Joint Venture

    On September 15, 1997, the company and Emerson Electric Company formed the Emerson General Signal Electrical Group LLC, (EGS), a joint venture of Emerson's Appleton Electric division and the company's Electrical Group. The company contributed substantially all of the operating assets of its GSEG in exchange for 47.5 percent of EGS. The company accounts for its investment in EGS under the equity method of accounting. The joint venture's operations and the company's equity in earnings of the joint venture for the period from September 15, 1997 to September 30, 1997 included the following (in millions):

     Net sales                                        $26.5
     Gross profit                                       9.7
     Income from continuing operations                  4.3

     The Company's equity in EGS income from
        continuing operations                         $ 2.0
     Amortization expense for the excess of  cost
     over the underlying net assets of the joint
     venture	                                   						 (0.1)
                                             									-------
     Equity in earnings of EGS                         $ 1.9
								                                             	=======
    The company's investment in the EGS joint venture includes the  unamortized excess of the company's investment over  its equity  in  the joint venture's net assets.  The  excess  was
    $38.2  at  September 30, 1997, and is being  amortized  on  a straight-line  basis over an estimated economic  life  of  40 years.

    Condensed balance sheet information of the EGS joint venture as of September 30, 1997 is as follows (in millions):

     Current assets                                  $147.3
     Noncurrent assets                                118.3
     Current liabilities                               60.2
     Noncurrent liabilities                            14.3

    GSEG accounted for  approximately 15 percent of the company's
    1996 consolidated net sales.

    12. Sale of General Signal Pump Division

     On August 23, 1997, the company sold substantially all of the assets of GSPG to Pentair, Inc. for approximately $200 million and recognized a pre-tax gain of $63.7 million. Income tax expense on the gain was $46.5 million or 73 percent of the pretax gain. This rate differs from the company's effective tax rate due to a difference in the book and tax bases of GSPG. GSPG accounted for approximately 10 percent of the company's 1996 consolidated net sales.




           ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          (Dollars in millions, except per-share data)

Results  of  Operations - Third Quarter 1997  Compared  to  Third
Quarter 1996

                              1997       1996
                             Reported   Reported     Change
Net sales                    $475.7     $521.6       (8.8%)
Gross profit                  129.2      165.4      (21.9%)
   Margin percent             27.2%      31.7%
Selling, general and
   administrative              99.6       97.5         2.2%
expenses
   Percent of sales           20.9%      18.7%
Gain on disposition          (63.7)        - -          - -
Operating earnings             93.3       67.9        37.4%
Equity in earnings of           1.9        - -          - -
EGS
Interest expense, net         (3.3)      (5.5)       (40.0%)
Earnings from continuing
   operations before
income                         91.9       62.4        47.3%
   taxes
Income taxes                   55.9       25.0       123.6%
Net earnings from
continuing                     36.0       37.4       (3.7%)
   operations
Earnings per share from
   continuing operations      $0.71      $0.75       (5.3%)
Earnings per share from
   discontinued                0.05        - -          - -
operations
Net earnings per share        $0.76      $0.75         1.3%

Net sales: Consolidated sales decreased 8.8 percent from 1996 levels primarily due to the sale of GSPG and contribution of the net assets of GSEG to the EGS joint venture. Adjusted for the disposition of GSPG and the contribution of GSEG to EGS, net sales decreased approximately 2 percent. International sales represented approximately 23 percent of total net sales in 1997 versus 22 percent in 1996.

Process Control sector sales were $155.4 in the third quarter of 1997 as compared to $192.1 in the same period in 1996. The decrease was partly due to the sale of GSPG on August 23, 1997. GSPG recorded sales of approximately $21 in September of 1996. Sector sales were also impacted by lower volume of crystal growing furnaces and mixers. The lower sales of crystal growing furnaces is a result of a cyclical downturn in the semiconductor equipment market. The lower mixer volume is due to fewer large projects from an overcapacity in the chemical processing industry and weaker gold prices during the quarter.

Sales in the Electrical Controls sector decreased 3.6 percent to $230.8 from $239.3 in the same period of last year. The decrease is primarily due to the company's contribution of GSEG's net assets to the EGS joint venture on September 15, 1997. GSEG's sales for the latter half of September 1997, of approximately $15, are not included in sector sales because GSEG's operations are included in the operations of EGS which is being accounted for using the equity method. This decrease was partially offset by higher sales of fire detection systems and medium power transformers.

In July 1996, the company negotiated a royalty settlement related to one of its previously divested semiconductor businesses and received $4.2 in connection with this agreement (the "Royalty Income Amount"). The company recognized this amount in Industrial Technology sector sales. Adjusted for the Royalty Income Amount, 1997 sales increased to $89.5 versus $86.0 in the same period in 1996. Sales of the CD9000TM ESCON Director, new application sales of an existing networking monitoring product and growth in the bicycle original equipment manufacturer (OEM) segment contributed to the increased sales.

Gross profit: In September 1997, the company revised its internal accounting methodology for reserving for potentially excess and obsolete inventory to a more conservative measure. In connection therewith, the company recorded a $10.0 charge in cost of sales, with $1.4 recorded in the Process Controls sector, $7.3 recorded in the Electrical Controls sector and $1.3 recorded in the Industrial Technology sector.

In August 1997, the company announced a restructuring plan of Best Power, a unit in the Electrical Controls sector. In connection with this plan, the company recorded a $1.1 charge to cost of sales to write off assets related to discontinued product lines.

Adjusted for the items referred to above and the Royalty Income Amount included in 1996 net sales, 1997 gross profit as a percentage of sales decreased to 29.5 percent from 31.1 percent in the third quarter of 1996. The decrease was due to a shift in sales to lower margin products in certain businesses, higher labor costs, higher warranty costs and the impact of fixed overhead costs on lower sales. These increases were partially offset by lower material costs due to sourcing initiatives.

Selling, general and administrative expenses: In September 1997, the company revised its internal accounting methodology for reserving for potentially uncollectible accounts receivable to a more conservative measure. In connection therewith, the company recorded a $3.9 charge in selling, general and administrative expense, with $0.4 recorded in the Process Controls sector and $3.5 recorded in the Electrical Controls sector.

The Best Power restructuring plan referred to above resulted in the cancellation of a facility lease in Texas and the payment of a $1.8 settlement charge. This charge has been included in selling, general and administrative expenses.

In September 1997, the company and Emerson Electric formed EGS, a joint venture that combined the two companies' electrical distributor product businesses. The company contributed substantially all of the operating assets and liabilities of GSEG to EGS in exchange for 47.5 percent ownership of the joint venture. As a result of the formation of the joint venture, a previously announced restructuring plan of the company was no longer required and the reserve of $2.9 was reversed. This income has been included in selling, general and administrative expenses. $1.0 of professional fees were incurred in 1997 in connection with setting up EGS.

In May 1996, a fire at a supplier facility destroyed certain assets of a business in the Process Controls sector. In September 1996, the company received $1.8 in insurance proceeds, net of related expenses, and recognized a gain on the involuntary conversion of these assets. This amount is included as an offset to selling, general and administrative expenses.

Adjusted for the items referred to above and the Royalty Income Amount included in 1996 net sales, 1997 selling, general and administrative expenses as a percentage of sales increased to
20.1 percent compared to 19.2 percent in the third quarter of 1996. Third quarter 1997 expenses were higher due primarily to the impact of fixed expenses on lower sales volume. Included in selling, general and administrative expenses was pension income of $4.8 in 1997 and $2.0 in 1996.

Gain on disposition: In August 1997, the company sold GSPG, a unit of the Process Controls sector, for approximately $200 and recognized a pre-tax gain of $63.7. Included in the gain was a LIFO liquidation of approximately $2.0. Income tax expense on the gain was $46.5 or 73 percent of the pretax gain. This rate differs from the company's effective tax rate due to a difference in the book and tax bases of GSPG.

Operating earnings: Operating earnings for the Process Controls sector was $80.9 compared to $31.0 for the same period in 1996. The increase is due to the $63.7 gain on sale of GSPG partially offset by the absence of GSPG September income in 1997, charges related to the revisions in accounts receivable and inventory reserve methodologies of $0.4 and $1.4, respectively, the $1.8 insurance settlement gain on destroyed assets recognized in 1996 and lower volume in the crystal growing furnace and mixer businesses.

Electrical Controls sector operating earnings decreased to  $9.4, versus $26.7 in the same period in 1996.  The decrease was due to charges related to the revisions in accounts receivable and inventory reserve methodologies of $3.5 and $7.3, respectively, charges  related to the Best Power restructuring  plan  of  $2.9,
$1.0  of  professional  fees  incurred  in  connection  with  EGS, a shift toward lower margin products in certain businesses, higher warranty costs and the company's contribution of GSEG's net assets to the EGS joint  venture  (the  company records the equity in earnings
of EGS under the equity method  of accounting   below  operating  income).
These decreases were partially offset by the $2.9 reversal of a restructuring reserve that was no longer required with the company's contribution of GSEG to EGS.

Industrial Technology sector operating earnings decreased to $12.1 versus $18.9 in the same period in 1996. The decrease is due to the Royalty Income Amount recognized in 1996, the charge related to the revision in inventory reserve methodology of $1.3, and a shift to lower margin products at GS Networks.

Interest expense: Net interest expense decreased 40.0 percent to $3.3 versus $5.5 in the same period of 1996. Cash generated from operations and divestitures was used to pay down debt.

Income Tax Expense: 1997 income tax expense includes $46.5 of income taxes from the sale of GSPG. Adjusted for this charge, the company's effective tax rate in 1997 is 38.5 percent. An adjustment of $1.5 ($0.03 per share) to decrease the 1997 full year effective tax rate from 40 percent to 38.5 percent was recorded in the third quarter reflecting increased tax credits.

Discontinued  operations:   During  1995,  the  company  recorded
losses on the divestitures of the Leeds & Northrup Company and Dynapower/Stratopower and set up reserves to cover potential remaining obligations. In September 1997, $2.3 of this amount, net of tax, was no longer required and accordingly, was reversed through discontinued operations.

Results  of  Operations  - Nine Months 1997  Compared  With  Nine
Months 1996

                              1997       1996
                             Reported   Reported     Change
Net sales                  $1,520.9   $1,518.3         0.2%
Gross profit                  441.2      453.4       (2.7%)
  Margin percent              29.0%      29.9%
Selling, general and
   administrative             305.7      298.9         2.3%
expenses
  Percent of sales            20.1%      19.7%
Gain on dispositions          (63.7)     (20.8)       206.3%
Operating earnings            199.2      175.3         13.6%
Equity in earnings of           1.9        - -           - -
EGS
Interest expense, net         (11.3)     (17.9)      (36.9%)
Earnings from continuing
   operations before
income                        189.8      157.4        20.6%
   taxes
Income taxes                   95.0       63.0        50.8%
Net earnings from
continuing                     94.8       94.4         0.4%
   operations
Earnings per share from
   continuing operations   $   1.86   $   1.90       (2.1%)
Earnings per share from
   discontinued                0.05        - -          - -
operations
Net earnings per share     $   1.91   $   1.90         0.5%

Net sales: Consolidated sales in the first nine months of 1997 increased 0.2 percent over the first nine months of 1996 due primarily to increased sales in the Electrical Controls sector partially offset by the sale of GSPG and contribution of the net assets of GSEG to the EGS joint venture. Adjusted for the disposition of GSPG and the contribution of GSEG to EGS, net sales increased approximately 2.5 percent. International sales in 1997 increased 3.0 percent over the same period of 1996 and represented approximately 23 percent of total net sales versus 22 percent in the same period of 1996.

Process Control sector sales were $523.8 in the first nine months of 1997 as compared to $554.0 in the same period in 1996. The decrease was partly the result of the sale of GSPG on August 23, 1997. GSPG recorded sales of approximately $21 in September of 1996. Sector sales also decreased due to lower sales volume of crystal growing furnaces, as a result of a cyclical downturn in the semiconductor equipment market, and decreased sales of coal feeders. The decreases were partially offset by higher demand for industrial oven and laboratory products.

Sales in the Electrical Controls sector increased 3.9 percent to $723.8 from $696.6, as compared to the same period last year. Sales increases were reported by all six units within the sector. The largest improvements were in the construction material, medium power transformer, treadmill motor and fire detection
products.   GSEG  sales  for the latter half  of  September,  of
approximately $15, are not included in sector sales because GSEG's operations are included in the operations of EGS which is being accounted for using the equity method.

In July 1996, the company received the Royalty Income Amount of $4.2, which was recognized in Industrial Technology sector sales. Adjusted for the Royalty Income Amount, Industrial Technology sector sales increased 3.7 percent to $273.3 versus $263.5 in the same period in 1996. Sales of the CD9000TM ESCON Director as
well   as   new  application  sales  of  an  existing  networking
monitoring product were the primary causes for the increase. Increased demand from North American automotive producers also contributed to the growth. These increases were partially offset by lower sales of older technology telecommunication products.

Gross profit: In September 1997, the company revised its internal accounting methodology for reserving for potentially excess and obsolete inventory to a more conservative measure. In connection therewith, the company recorded a $10.0 charge in cost of sales, with $1.4 recorded in the Process Controls sector, $7.3 recorded in the Electrical Controls sector and $1.3 recorded in the Industrial Technology sector.

In August 1997, the company announced a restructuring plan of Best Power, a unit in the Electrical Controls sector. In connection with this plan, the company recorded a $1.1 charge to cost of sales to write off assets related to discontinued product lines.

In March 1996, the company extended warranty service to certain products sold by the Process Controls sector which were not covered
by warranty.  The company recorded $4.0 to cover the   cost   of  such
repairs.  Through  September   30,   1997, substantially all of this
reserve had been paid.

The company reviews on an ongoing basis the carrying amount of company assets. As part of this review, in the first quarter of 1996, the future market potential of capitalized software in the Industrial Technology sector was determined to be impaired. Accordingly the company wrote off $4.6 of such software.

As  part  of  the  company's ongoing review  of  operations,  the company identified property, plant and equipment that will not be utilized  in future operations, and, therefore, recorded  a  $4.4 charge in March 1996 to write off the assets.

Adjusted for the items referred to above and the Royalty Income Amount included in 1996 net sales, 1997 gross profit as a percentage of sales decreased to 29.7 percent from 30.5 percent in the nine months of 1996. The decrease was due to a shift in sales to lower margin products in certain businesses as well as higher labor, new product development and warranty costs. These increases were partially offset by lower material costs due to sourcing initiatives.

Selling, general and administrative expenses: In September 1997, the company revised its internal accounting methodology for reserving for potentially uncollectible accounts receivable to a more conservative measure. In connection therewith, the company recorded a $3.9 charge in selling, general and administrative expense, with $0.4 recorded in the Process Controls sector and $3.5 recorded in the Electrical Controls sector.

The Best Power restructuring plan referred to above resulted in the cancellation of a facility lease in Texas and the payment of a $1.8 settlement charge. This charge has been included in selling, general and administrative expenses.

In March 1996, the company adopted a plan to close a factory in the Electrical Controls sector and provided $4.7 primarily for lease termination costs, asset write-downs and severance. In June 1997, the company determined that $0.8 of this reserve was no longer required and reversed this amount into income. In September 1997, the company and Emerson Electric formed EGS, a joint venture that combined the two companies' electrical distributor product businesses. The company contributed substantially all of the operating assets and liabilities of GSEG to EGS in exchange for 47.5 percent ownership of the joint venture. As a result of the formation of the joint venture, the previously announced restructuring plan of the company was no longer required and the remaining reserve of $2.9 was reversed into income. $1.0 of professional fees were incurred in 1997 in connection with setting up EGS.

Also  in  March  1996,  the  company  changed  its  estimate   of
environmental costs to be incurred at one of its facilities in the Electrical Controls sector and recorded a $2.0 charge.

In May 1996, a fire at a supplier facility destroyed certain assets of a business in the Process Controls sector. In September 1996, the company received $1.8 in insurance proceeds, net of related expenses, and recognized a gain on the involuntary conversion of these assets. This amount is included as an offset to selling, general and administrative expenses.

Adjusted for the items referred to above and the Royalty Income Amount included in 1996 net sales, 1997 selling, general and administrative expenses as a percentage of sales increased to
19.9 percent compared to 19.4 percent in the nine months of 1996. First quarter 1997 expenses were higher due to higher marketing, sales commission, and information system costs. Included in selling, general and administrative expenses was pension income of $11.3 in 1997 and $6.8 in 1996.

Gain on disposition: In August 1997, the company sold GSPG, a unit of the Process Controls sector, for approximately $200 and recognized a pre-tax gain of $63.7. Included in the gain was a LIFO liquidation of approximately $2.0. Income tax expense on the gain was $46.5 or 73 percent of the pretax gain. This rate differs from the company's effective tax rate due to a difference in the book and tax bases of GSPG.

In  January  1996, the company disposed of Kinney Vacuum  Company
(Kinney), a unit previously included in the Process Controls sector, for $29.0 and recorded a pre-tax gain of $20.8. Included in the gain was a LIFO liquidation of approximately $1.1.

Operating earnings: Process controls operating earnings increased
30.1 percent to $126.3, versus $97.1 in the same period in 1996. The increase is due to the $63.7 gain on sale of GSPG, higher volume of industrial oven and laboratory product sales and a $4.0 charge for product warranty costs recorded in 1996, partially offset by the absence of GSPG September income in 1997, charges related to revisions in accounts receivable and inventory reserve methodologies of $0.4 and $1.4, respectively, the $20.8 gain on the sale of Kinney in 1996, the $1.8 insurance settlement gain on destroyed assets recognized in 1996 and lower volume in the crystal growing furnace and coal feeder businesses. 1996 operating earnings of the Process Controls sector included $0.7 of environmental insurance recoveries.

Electrical Controls operating earnings decreased 10.0 percent to $55.0, versus $61.1 in the same period in 1996. The decrease was due to charges related to the revisions in accounts receivable and inventory reserve methodologies of $3.5 and $7.3, respectively, charges related to the Best Power restructuring plan of $2.9, $1.0 of professional fees incurred in connection with EGS, a shift toward lower margin products in certain businesses and the company's contribution of GSEG to the EGS joint venture (the company records the equity in earnings of EGS under the equity method of accounting below operating income). These decreases were partially offset by the $3.7 reversal of restructuring reserves no longer required, and 1996 charges for lease termination costs, asset write-downs, and severance of $4.7, write off of property, plant and equipment of $4.4 and a change in estimate of environmental costs of $2.0.

Industrial Technology sector operating earnings increased to $45.8 versus $41.8 in the same period in 1996. The increase is due mainly to higher sales volume, a shift toward the higher
margin   CD9000TM   ESCON  Director  product,   productivity
improvements  in  automotive product lines, and  a  $4.6
charge taken in 1996 for impairment of capitalized software. Partially offsetting this increase is the Royalty Income Amount recognized in 1996 and the charge related to the revision in inventory reserve methodology of $1.3.

Unallocated expenses increased 13.0 percent to $27.9 in the third quarter of 1997 from $24.7 in the same period in 1996. 1996 unallocated expenses were positively impacted by the collection of a $1.3 previously written off receivable. The increase is primarily the result of higher expenses due to divested businesses and higher benefit cost accruals.

Interest expense: Net interest expense decreased 36.9 percent to $11.3 versus $17.9 in the same period of 1996. Cash generated from operations and divestitures was used to pay down debt.

Income Tax Expense: 1997 income tax expense includes $46.5 of income taxes from the sale of GSPG. Adjusted for this charge, the company's effective tax rate in 1997 is 38.5 percent compared to 40 percent in 1996. The decrease reflects increased tax credits.

Discontinued  operations:   During  1995,  the  company  recorded
losses on the divestitures of the Leeds & Northrup Company and Dynapower/Stratopower and set up reserves to cover potential remaining obligations. In September 1997, $2.3 of this amount, net of tax, was no longer required and accordingly, was reversed through discontinued operations.


Financial Condition - September 30, 1997 Compared to December 31,1996

The following summarizes the cash flow activity for the first nine months of 1997 compared to the first nine months of 1996.
                                             1997      1996
Cash flow from operating activities         $98.5    $136.6

Divestitures                                197.8      79.2
Capital expenditures                        (39.3)    (43.6)
Other investing activities                    0.9       2.8
Cash flow from investing activities         159.4      38.4

Debt borrowings/(repayments)                (64.5)   (126.1)
Dividends paid                              (39.4)    (35.6)
Purchase of common stock                   (100.0)     (1.2)
Issuance of common stock                     11.1      11.3
Cash flow from financing activities        (192.8)   (151.6)

Included   in  operating  cash  flow  for  1997  and  1996   were
expenditures  of  $6.1  and  $19.3,  respectively,   related   to
previously divested operations and $6.2 and $4.3, respectively, for severance pay.

Operating cash flow for the first nine months of 1997 decreased in comparison to the first nine months of 1996 primarily due to lower earnings, after adjusting for non-operating activities, lower accounts receivable collections and lower accrued expenses due to the decrease in disposition and restructuring accruals as well as payment of other non-operating accruals.

In September 1997, the company announced its intention to spin off its GS Networks unit and look at the possible disposition of three other units. These four units accounted for approximately
18 percent of the company's 1996 net sales.

In December 1996, the Board of Directors approved a stock buy-back program of up to $100.0 to offset the dilutive impact of shares issued in connection with the convertible subordinated notes redemption. On April 17, 1997, the company concluded the
buy-back   program   which  resulted   in   the   repurchase   of
approximately 2.5 million shares. On June 19, 1997, the Board of Directors approved a stock buy-back program of up to $150.0 subject to the consummation of the GSPG divestiture. On September 18, 1997, the Board of Directors approved an increase of this program to $300.0. As of October 22, 1997, the company had repurchased 2.1 million shares under this program for $89.4.

Total  debt-to-total capitalization was 11.7 percent at September
30, 1997, down from 21.8 percent at year-end.  Cash received from
operations and   divestitures  was  used  to  pay  down   outstanding
commercial  paper.   Debt  levels will increase  as  the  company
repurchases  shares  under the current share repurchase  program.
The company is well positioned to finance future working capital requirements and capital expenditures through current earnings and available credit facilities.

On April 7, 1997, the company sold $25.0 7.114 percent medium-term senior notes that are due on April 8, 2002. On April 18, 1997, the company sold an additional $25.0 7.00 percent medium-term senior notes that are due on October 18, 2000. The proceeds were used to pay down floating rate commercial paper.

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

                     PART II:  OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K.

 (a)    Exhibits:

        27.0  Financial Data Schedule

   (b)  Reports on Form 8-K:

        Form 8-K dated September 9, 1997 related to the disposition of the General Signal Pump Group


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

DATE:  October 24, 1997




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


DATE:  October 24, 1997