Form 10-K
period 1997-12-31
GENERAL SIGNAL CORP
filed 1998-03-23
CIK 40834

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                --------------
                                1997 FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

                                                           NAME OF EACH
               TITLE OF EACH CLASS                 EXCHANGE ON WHICH REGISTERED
-------------------------------------------------------------------------------
          Common Stock par value $1.00               New York Stock Exchange
(Par value reduced from $6.67 effective April 21,     Pacific Stock Exchange
                      1969)
-------------------------------------------------------------------------------

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of voting stock held by non-affiliates as of February 13, 1998 was approximately $1.8 billion. As of February 13, 1998, there were 47.0 million shares of General Signal Corporation common stock outstanding.

                 DOCUMENTS INCORPORATED BY REFERENCE--PART III

    Portions of the Proxy Statement for 1998 Annual Meeting of Shareholders

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

 ITEM                                                                       PAGE
 ----                                                                       ----
   1  Business...........................................................     3
   2  Properties.........................................................     8
   3  Legal Proceedings..................................................     8
   4  Submission of Matters to a Vote of Security Holders................     8
   5  Market for the Registrant's Common Stock and Related Shareholder
       Matters...........................................................     9
   6  Selected Financial Data............................................     9
   7  Management's Discussion and Analysis of Financial Condition and
       Results of Operations.............................................    10
   7A Quantitative and Qualitative Disclosures about Market Risk.........    15
   8  Financial Statements and Supplementary Data........................    15
   9  Changes in and Disagreements with Accountants on Accounting and
       Financial Disclosure..............................................    15
  10  Directors and Executive Officers...................................    16
  11  Executive Compensation.............................................    16
  12  Security Ownership of Certain Beneficial Owners and Management.....    16
  13  Certain Relationships and Related Transactions.....................    16
  14  Exhibits, Financial Statements, Schedules and Reports on Form 8-K..    17
      Signatures.........................................................    19
      Index to Financial Statements, Schedule and Exhibits...............   F-1

                                    PART I

ITEM 1. BUSINESS

  GENERAL DEVELOPMENTS: General Signal Corporation (the company), incorporated in New York in 1904, is a manufacturer of equipment for the Process Controls, Electrical Controls and Industrial Technology industries. The company's key Process industry products include mixers, valves for municipal water supply and wastewater treatment, pulp, paper, food, pharmaceutical and chemical manufacturing, ultra low-temperature freezers for life science research and furnaces. In the Electrical industry, key products include uninterruptible power supply equipment, power transformers and fire detection systems. Products serving the Industrial Technology industry include auto and bicycle components, data networking equipment and fare collection and vending equipment.

  During the last five years, the company invested approximately $394.4 million in cash and 4.4 million shares of common stock to acquire 12 businesses and/or product lines. The notes to the financial statements on page F-21 of this 10-K provide additional information concerning significant acquisitions during the last three years. Additionally, during the last five years, the company disposed of four units, two of which were accounted for as discontinued operations. Information regarding these dispositions is on pages F-21 through F-22 of this 10-K. In September 1997, the company contributed the net assets of the General Signal Electrical Group (GSEG) to the EGS Electrical Group LLC (EGS), a joint venture with Emerson Electric's Appleton Electric operations. See page F-10 of this 10-K for additional information.

  FINANCIAL INFORMATION ABOUT BUSINESS SEGMENTS: Selected business segment information for the last five fiscal years is summarized on page F-23 of this 10-K. Net sales from the uninterruptible power systems (UPS) class of product accounted for 12.1%, 11.2% and 8.2% of consolidated net sales in 1997, 1996 and 1995, respectively.

  A summary of information by geographic area for the last five fiscal years is included on page F-24 of this 10-K.

NARRATIVE DESCRIPTION OF BUSINESS

  MAJOR MARKETS AND PRODUCTS AND METHOD OF DISTRIBUTION: A description of the registrant's business follows:


PRINCIPAL BUSINESS        MAJOR PRODUCTS              TOP MARKETS               TOP COMPETITORS BY MARKET
------------------        --------------              -----------               -------------------------
                                            PROCESS CONTROLS
DEZURIK                   Industrial valves for       Water supply and          McWane; Tyco;
 Sartell, Minnesota       gases, liquids, slurries    wastewater treatment      AMRI
                          and dry solids
                                                      Pulp and paper            Neles; Velan;
                                                      manufacturing             Fisher

                                                      Chemical processing       Fisher; Velan; Duriron;
                                                                                Masonelian
---------------------------------------------------------------------------------------------------------
KAYEX                     Crystal growing furnaces    Semiconductor wafer       Ferrofluidics; Mitsubishi
 Rochester, New York                                  manufacturers             Machine
---------------------------------------------------------------------------------------------------------
LIGHTNIN                  Industrial fluid mixers and Chemical process          Robbins & Meyers
 Rochester, New York      agitators                   industries                (Chemineer brand); Ekato;
                                                                                Philadelphia Mixers

                                                      Water supply and          Philadelphia Mixers;
                                                      wastewater treatment      Robbins & Meyers
                                                                                (Chemineer brand)

                                                      Minerals processing       Philadelphia Mixers;
                                                                                Robbins & Meyers
                                                                                (Prochem brand); Ekato
---------------------------------------------------------------------------------------------------------

PRINCIPAL BUSINESS      MAJOR PRODUCTS                 TOP MARKETS                TOP COMPETITORS BY MARKET
------------------      --------------                 -----------                -------------------------
GENERAL SIGNAL           Ultra-low temperature          Life science research      Forma Scientific;
LABORATORY               laboratory freezers            laboratories               Sanyo Scientific
EQUIPMENT, INC.
(formerly Revco)         Specialty refrigerators        Clinical laboratories      Forma Scientific;
 Asheville,                                                                        Sanyo Scientific
 North Carolina
                         CO2 incubators                 Industrial research        Forma Scientific;
                                                        laboratories               Nu Aire

                         Laboratory ovens               Academic laboratories      Precision Scientific;
                                                                                   Lab-Line

                         Laboratory furnaces            Institutional laboratories Barnstead/Thermolyne

-----------------------------------------------------------------------------------------------------------
LINDBERG                Industrial furnaces, ovens     Transportation and         Surface Combustion;
 Watertown, Wisconsin   and environmental chambers     electronics equipment      Despatch
                                                       manufacturing and
                        Spare parts, technical service component manufacturers
                        and process support
-----------------------------------------------------------------------------------------------------------
STOCK EQUIPMENT         Coal feed systems              Electrical utilities       Merrick; Ramsey
COMPANY
 Chagrin Falls, Ohio                                   Paper manufacturers and    Ramsey
                                                       industrial steam
                                                       generators

                        Feed systems and flow          Waste supply and           Wallace and Tiernan
                        measurement devices for        wastewater treatment
                        water and wastewater
                        treatment
-----------------------------------------------------------------------------------------------------------
                                            ELECTRICAL CONTROLS
BEST POWER              Uninterruptible power          Midrange and mainframe     Exide; Liebert;
 Necedah, Wisconsin     systems                        computers                  Merlin Gerlin

                                                       Industrial and electrical  Exide; Liebert;
                                                       installations              Merlin Gerlin

                                                       Personal                   American Power
                                                       computers/workstations and Conversion Corp.;
                                                       internetworking equipment  Exide; Tripp Lite

                                                       Telecommunications         American Power
                                                                                  Conversion Corp.;
                                                                                  Exide
-----------------------------------------------------------------------------------------------------------
DIELECTRIC              Radio frequency                Television and FM          Andrew Corp.;
COMMUNICATIONS          transmission equipment and     broadcasters               Harris Corp.
 Raymond, Maine         broadcast antenna systems

                        Cable pressurization           Telecommunications         Puregas
                        equipment                      providers
-----------------------------------------------------------------------------------------------------------
EDWARDS SYSTEMS         Fire detection products,       Commercial, industrial and Simplex; Cerberus;
TECHNOLOGY              systems and services           institutional facilities   Pittway Corp.
 Cheshire, Connecticut
-----------------------------------------------------------------------------------------------------------
GS ELECTRIC             Universal, blower and          Floorcare appliance        AMETEK/Lamb Electric
 Carlisle, Pennsylvania permanent magnet               manufacturers
                        fractional horsepower
                        electric motors                Yard and garden            MAMCO
                                                       appliance manufacturers

                                                       Fitness equipment          United Technologies
                                                       manufacturers, tubs,
                                                       pools, spas
-----------------------------------------------------------------------------------------------------------

PRINCIPAL BUSINESS        MAJOR PRODUCTS                   TOP MARKETS               TOP COMPETITORS BY MARKET
------------------        --------------                   -----------               -------------------------
WAUKESHA ELECTRIC         Medium-power                     Investor-owned and public ABB
 Waukesha, Wisconsin      transformers and substations     power utilities

                                                           Industrial and commercial ABB; GE/Prolec
                                                           sector

                          Transformer                      Investor-owned and        Solomon; S.D. Meyers
                          remanufacturing and              public power utilities
                          decommissioning services
--------------------------------------------------------------------------------------------------------------
                                            INDUSTRIAL TECHNOLOGY
GENERAL SIGNAL            Wide-area network matrix         Financial services,       Dynatech; Cornet
NETWORKS                  switching systems                common carriers,
 Mount Laurel,                                             business services
 New Jersey
                          Host networking products         Common carriers,          IBM; CNT; Network
                          and fiber management             financial services,       Systems
                          systems                          transportation

                          Telecommunications               Regional Bell operating   Hekimian; ADA
                          distributed performance          companies, long-distance
                          measurement systems              carriers, international
                                                           telephone companies
--------------------------------------------------------------------------------------------------------------
GFI GENFARE               Automatic fare collection        Bus and rail mass         Cubic Corporation
 Elk Grove Village,       including electronic             transit
 Illinois                 fareboxes, faregates,
                          magnetic ticket processing       U.S. Postal Service       National Vendors;
                          systems and high-security                                  Northrup/Grumman
                          vending equipment

                          Passenger processing,
                          information systems and
                          audio products for transit
                          market

                          Stamp vending machines
--------------------------------------------------------------------------------------------------------------
METAL FORGE               Cold-forged solid and            Automotive OEM            Thompson Products
 Dublin, Ohio             tubular metal components
                          and assemblies for               Bicycle OEM
                          automobiles and bicycles
                                                           Automotive OEM service    Arvin; Walker
--------------------------------------------------------------------------------------------------------------
                                              EQUITY INVESTMENT
EGS ELECTRICAL GROUP,     Electrical hazardous and non-    Commercial and industrial Crouse-Hinds; Thomas &
LLC (joint venture with   hazardous location conduit       construction, industrial  Betts; Square D; Federal
Emerson Electric)         fittings, accessories, lighting, automation and MRO        Signal Corp.; Lithonia
 Chicago, Illinois        enclosures and controls,
                          power conditioning supplies,
                          transformers,
                          signaling/signage, heat trace
                          and fire stop equipment
--------------------------------------------------------------------------------------------------------------

  The company's products, except for EGS's products, are sold by its own sales organization and through distributors and manufacturers' representatives.

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

  WORKING CAPITAL: A discussion of working capital is included on pages 13 through 14 of this 10-K.

  BACKLOG: The amount of unfilled orders was approximately $363.1 million as of December 31, 1997 and $444.6 million as of December 31, 1996. In the third quarter of 1997, the company sold the General Signal Pump Group (GSPG) and contributed the net assets of GSEG to EGS, resulting in a decrease in backlog of approximately $64 million. Substantially all unfilled orders are expected to be filled within the next year.

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

  RESEARCH AND DEVELOPMENT: Research and development information for the last three years is included on page F-24 of this 10-K.

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

  The company has been notified that it has been named as a potentially responsible party or has received other notices of potential liability pursuant to various federal and state environmental laws (including, without limitation, the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 and similar state legislation) at 69 multi-party sites which are not present or former facilities of the company and for which the company may be jointly and severally liable. It is alleged that the company generated hazardous substances, pollutants or contaminants which are present at those sites. The company has resolved its liability by entering into de minimis settlements or other buyout agreements with governmental authorities or other parties at 32 of these sites and believes that it has no liability with respect to 17 of these sites. The company is of the opinion, based on information currently available, that its aggregate probable remaining liability at the other 20 sites is approximately $3 million.

  The company is engaged in site investigation and/or remediation at the following sites presently or formerly owned by the company and has accrued for its expected future costs, as detailed below. It is the company's policy not to offset expected insurance recoveries against expected obligations when determining the amount of environmental accruals.

  New York Air Brake Landfill/Kelsey Creek Site: In February 1990, the company entered into a consent order with the New York State Department of Environmental Conservation (NYSDEC) to conduct an investigation and remediation at the company's discontinued New York Air Brake facility in Watertown, New York. On March 30, 1994, NYSDEC issued a Record of Decision with respect to site remediation. The remedial action consists of consolidation of contamination in the existing industrial landfill, capping the landfill, collecting contaminated groundwater downgradient of the landfill, and the removal of certain sediments in Kelsey Creek. The future cost estimated by the company for site remediation is approximately $11 million. The company has filed litigation against the City of Watertown to challenge an increase in sewer discharge fees for leachate at the landfill and believes that it will ultimately prevail in such litigation.

  Hevi-Duty Facility: The company is participating in a voluntary clean-up program sponsored by the state of North Carolina and has entered into an Administrative Order on Consent with the North Carolina Department of Environmental Health and Natural Resources. The company currently believes that the probable aggregate remaining liability for clean-up of this site will be approximately $4.5 million.

  Fairbanks Morse Facility: On December 2, 1994, the company acquired Fairbanks Morse Pump Corporation (Fairbanks). Based on the company's pre-acquisition environmental assessment and site testing performed at the Fairbanks facility located in Kansas City, Kansas, the company determined that there is soil and groundwater contamination at the site. The company has entered into a Consent Order with the Kansas Department of Environment and Health with respect to additional site investigation. The company believes that up to $4.8 million could be required to investigate and remediate contaminated soil and groundwater at the site. The accrual to cover the expected costs was established at the time of acquisition.

  The company is conducting investigations and remedial activities due to contamination at six additional present or former facilities of the company. Site contamination has been alleged with respect to two other former facilities. Based on information currently available, the company believes that the probable aggregate remaining liability for investigation and remediation at these eight sites will not exceed $1.5 million.

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

  EMPLOYEES: At December 31, 1997, the company had approximately 9,900 employees. Approximately 1,400 employees are represented by 16 different collective bargaining units. Approximately 42 percent of the labor force that is covered by collective bargaining agreements have agreements that expire within one year. The company has generally experienced satisfactory labor relations at its various locations.

EXECUTIVE OFFICERS OF THE REGISTRANT

NAME, POSITION, AGE AT DECEMBER 31, 1997 AND OTHER INFORMATION              AGE
--------------------------------------------------------------              ---
Michael D. Lockhart........................................................  48
  Chairman and Chief Executive Officer since October 19, 1995. Previously,
  President and Chief Operating Officer since October 3, 1994. Prior to joining the company, Vice President and General Manager of General
  Electric's Commercial Engines and Services division, following several other key executive positions at GE since 1981. Prior to joining GE, served as Vice President and Director, The Boston Consulting Group.
Terence D. Martin..........................................................  54
  Executive Vice President and Chief Financial Officer since February 2,
  1995 and Treasurer since January 1, 1998. Previously, Chief Financial
  Officer of American Cyanamid Company since 1991 and Treasurer since 1988.
Ernest R. Verebelyi........................................................  50
  Executive Vice President--Operations since December 12, 1997. Previously,
  Senior Vice President--Operations since November 1, 1996. Prior to joining the Company, Executive Vice President of Special Products
  Division of Emerson Electric since 1994, and Vice President of Operations since 1991. Prior to joining Emerson, served in various executive and management positions with Hussmann and General Electric.
Joanne L. Bober............................................................  45
  Senior Vice President, General Counsel, and Secretary since January 2,
  1997. Previously, Partner at Jones, Day, Reavis & Pogue since 1989 and associate from 1983 to 1988.
Elizabeth D. Conklyn.......................................................  50
  Senior Vice President--Human Resources since December 14, 1995.
  Previously, Senior Vice President, Human Resources and Organization for
  Mobile Telecommunications Technologies since 1994. Served in various human resource management positions with IBM from 1977 to 1994.

NAME, POSITION, AGE AT DECEMBER 31, 1997 AND OTHER INFORMATION               AGE
--------------------------------------------------------------               ---
Raymond L. Arthur...........................................................  38
  Vice President and Controller since March 20, 1997. Formerly, Assistant
  Vice President, Director of Compliance, following several other positions, for American Home Products Corporation since 1994 and American Cyanamid
  Company since 1986.

Nino J. Fernandez...........................................................  56
  Vice President--Investor Relations since May 1, 1987. Previously, Director of Communications since April 1, 1974.

Jeffrey M. Johnson.........................................................  40
  Vice President--Sourcing since August 21, 1997. Previously, Director--
  Supply Chain, following several other positions for Black & Decker since
  1996 and Sterling Drug since 1984.

Donald J. Noonan...........................................................  57
  Vice President--Asia Pacific Development since September 11, 1996.
  Formerly, Vice President and General Manager of Southern Pacific Aircraft
  Engine Operations of General Electric Aircraft Engines since 1981.

Lawrence J. Smith..........................................................  54
  Vice President--Engineering since December 12, 1997. Previously, Direc-
  tor--Engineering since July 14, 1997. Prior to joining the company, Vice
  President--Engineering, following several other positions, for Liebert
  North America, a division of Liebert Corporation, owned by Emerson Elec-
  tric from 1982 to 1997.

  The executive officers are elected annually by the Board of Directors.

  There are no family relationships between any of the directors or executive officers of the company.

ITEM 2. PROPERTIES

  The following is a list of the company's principal properties, classified by sector:

                                                                       APPROXIMATE
                                                             NO. OF      SQUARE
                                     LOCATION              FACILITIES    FOOTAGE      PERCENT
                                     --------              ---------- ------------- ------------
                                                                                    OWNED LEASED
                                                                                    ----- ------
                                                                      (IN MILLIONS)
Process Controls
 Sector................. 9 states and 8 foreign countries      21          2.0        87%   13%
Electrical Controls
 Sector................. 10 states and 6 foreign countries     23          2.1        84%   16%
Industrial Technology
 Sector................. 8 states                              11          0.8        87%   13%

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

  The company's common stock is listed on the New York and Pacific stock exchanges under the symbol "GSX." Information as to quarterly prices for the last two years, and dividends paid, is included on page F-25 of this 10-K. There were approximately 10,052 holders of record of the company's common stock on February 13, 1998.

ITEM 6. SELECTED FINANCIAL DATA

SIX-YEAR FINANCIAL SUMMARY

           GENERAL SIGNAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                           YEAR ENDED DECEMBER 31,
                          ---------------------------------------------------------------
                            1997      1996      1995      1994      1993      1992
                          --------  --------  --------  --------  --------  --------
                           (DOLLARS AND SHARES IN MILLIONS, EXCEPT PER-SHARE DATA)
SUMMARY OF OPERATIONS
Net sales...............  $1,954.6  $2,065.0  $1,863.2  $1,527.7  $1,354.2  $1,477.8
                          --------  --------  --------  --------  --------  --------
Cost of sales...........   1,378.5   1,435.7   1,308.0   1,109.5     959.0   1,070.2
Selling, general and
 administrative
 expenses...............     394.6     406.2     354.4     292.3     259.3     287.7
Other charges and
 (credits)..............     (72.7)    (20.8)     20.1     (46.2)    (19.8)     85.6
                          --------  --------  --------  --------  --------  --------
Total operating costs
 and expenses...........   1,700.4   1,821.1   1,682.5   1,355.6   1,198.5   1,443.5
                          --------  --------  --------  --------  --------  --------
Operating earnings......     254.2     243.9     180.7     172.1     155.7      34.3
Equity in earnings of
 EGS....................      11.8       --        --        --        --        --
Interest expense, net...      13.2      21.5      24.3      11.8      16.6      24.8
                          --------  --------  --------  --------  --------  --------
Earnings from continuing
 operations before
 income taxes...........     252.8     222.4     156.4     160.3     139.1       9.5
Income taxes............     121.8      89.0      56.3      56.2      41.0       3.2
                          --------  --------  --------  --------  --------  --------
Earnings from continuing
 operations.............     131.0     133.4     100.1     104.1      98.1       6.3
Earnings (loss) from
 discontinued opera-
 tions, net of income
 taxes..................       --        --        --        2.4    (31.5)       6.1
Earnings (loss) on dis-
 posal of discontinued
 operations, net
 of income taxes........       2.3       --      (64.0)    (25.8)      --        --
                          --------  --------  --------  --------  --------  --------
Earnings before extraor-
 dinary charges and cu-
 mulative effect of ac-
 counting changes.......     133.3     133.4      36.1      80.7      66.6      12.4
Extraordinary charges...       --        --        --        --       (6.6)     (0.3)
Cumulative effect of ac-
 counting changes.......      (3.7)      --        --        --      (25.3)    (92.4)
                          --------  --------  --------  --------  --------  --------
Net earnings (loss).....  $  129.6  $  133.4  $   36.1  $   80.7  $   34.7  $  (80.3)
                          --------  --------  --------  --------  --------  --------
PER-SHARE DATA(/1/)
Basic earnings (loss)
 per share of common
 stock:
 Continuing operations..  $   2.61  $   2.68  $   2.04  $   2.20  $   2.17  $   0.15
 Discontinued opera-
  tions.................      0.05       --      (1.30)    (0.49)    (0.70)     0.15
 Extraordinary charges..       --        --        --        --      (0.14)    (0.01)
 Cumulative effect of
  accounting changes....     (0.08)      --        --        --      (0.56)    (2.21)
                          --------  --------  --------  --------  --------  --------
Basic net earnings
 (loss).................  $   2.58  $   2.68  $   0.74  $   1.71  $   0.77  $  (1.92)
                          --------  --------  --------  --------  --------  --------
Diluted earnings (loss)
 per share of common
 stock:
 Continuing operations..  $   2.60  $   2.62  $   2.01  $   2.16  $   2.13  $   0.15
 Discontinued opera-
  tions.................      0.05       --      (1.24)    (0.47)    (0.65)     0.14
 Extraordinary charges..       --        --        --        --      (0.14)    (0.01)
 Cumulative effect of
  accounting changes....     (0.07)      --        --        --      (0.53)    (2.19)
                          --------  --------  --------  --------  --------  --------
Diluted net earnings
 (loss).................  $   2.58  $   2.62  $   0.77  $   1.69  $   0.81  $  (1.91)
                          --------  --------  --------  --------  --------  --------
Cash dividends per
 share..................     1.035     0.975      0.96     0.915      0.90      0.90
Book value per share....     13.37     14.47     11.71     11.64     11.09      8.90
                          --------  --------  --------  --------  --------  --------
SUMMARY OF FINANCIAL
 POSITION
 Working capital........  $  191.6  $  252.7  $  289.3  $  349.2  $  268.8  $  347.8
 Property, plant and
  equipment.............     240.7     310.0     312.7     280.5     263.4     246.9
 Total assets...........   1,388.0   1,551.0   1,613.2   1,357.9   1,224.9   1,258.4
 Total long-term liabil-
  ities.................     381.8     368.0     603.0     442.0     373.9     537.7
 Shareholders' equity...     629.7     743.8     578.1     547.9     525.2     374.8
                          --------  --------  --------  --------  --------  --------

                                                YEAR ENDED DECEMBER 31,
                            -----------------------------------------------------------------------------------
                              1997         1996         1995         1994         1993         1992
                            ---------    ---------    ---------    ---------    ---------    ---------
                                (DOLLARS AND SHARES IN MILLIONS, EXCEPT PER-SHARE DATA)
FINANCIAL RATIOS
 Working capital to
  sales....................       9.8%        12.2%        15.5%        22.9%        19.8%        23.5%
 Selling, general and ad-
  ministrative expenses to
  sales....................      20.2%        19.7%        19.0%        19.1%        19.1%        19.5%
 Operating margin..........      13.0%        11.8%         9.7%        11.3%        11.5%         2.3%
 After-tax return on net
  sales....................       6.7%         6.5%         5.4%         6.8%         7.2%         0.4%
 Return on average share-
  holders' equity..........      18.9%        20.2%         6.3%        15.0%         7.7%       (18.9%)
 Current ratio.............       1.5          1.6          1.7          1.9          1.8          2.0
 Total debt to capitaliza-
  tion.....................      25.6%        21.8%        43.1%        33.1%        27.6%        49.7%
                            ---------    ---------    ---------    ---------    ---------    ---------
SUPPLEMENTAL INFORMATION
 Capital expenditures......      56.5         59.3         49.0         74.8         55.1         49.9
 Depreciation of property,
  plant and equipment            50.7         52.6         50.3         41.7         35.4         40.6
 Research and develop-
  ment.....................      45.7         47.5         46.9         49.7         53.1         56.2
 Common stock price range:
   High....................        53          44 1/2       42 1/2        38          37 7/8       32 5/8
   Low.....................       36 1/8        32           28          30 1/8        30          25 7/8
 Price-earnings ratio
  range--continuing opera-
  tions(/3/)............... 20.4-13.9    17.0-12.2    21.1-13.9    17.6-14.0    17.8-14.1    21.3-16.9(/2/)
 Average common shares
  outstanding..............      50.2         49.7         49.2         47.3         45.2         41.8
 Employees (in thou-
  sands)...................       9.9         13.0         12.9         12.2         11.2         12.1
                            ---------    ---------    ---------    ---------    ---------    ---------

-------
(1) The earnings per share amounts prior to 1997 have been restated as required to comply with Statement of Financial Accounting Standards No. 128, Earnings Per Share. See pages F-8 and F-20 for further information.
(2) Excludes the impact of after-tax charges related to dispositions of businesses.
(3) Price-earnings ratio range is based on diluted earnings per share.

  See pages F-21 through F-22 of the notes to the consolidated financial statements of this 10-K for information regarding the company's acquisition and divestiture activities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN MILLIONS, EXCEPT PER-SHARE DATA)

  The following discussion should be read in conjunction with the company's consolidated financial statements and notes thereto.

RESULTS OF OPERATIONS

 Overview

  BUSINESS COMBINATIONS AND DIVESTITURES: During the last three years, the company completed three significant business combinations and two divestitures. In June 1995, the company acquired Best Power Technology, Inc. (Best Power) for $206. In connection with this acquisition, the company recorded pre-tax charges of $7 for severance and other consolidation costs. In July 1995, the company acquired MagneTek Electric Inc. (Waukesha Electric) for $74. In November 1995, the company merged with Data Switch Corporation (Data Switch) and recorded a pre-tax charge of $13 for transaction costs, severance and balance sheet valuation adjustments. See page F-21 for additional information.

  In August 1997, the company sold GSPG for approximately $200 and recognized a pre-tax gain of $64. Income tax expense on the gain was $46 or 72 percent of the pre-tax gain. The rate differs from the U.S. statutory tax rate due to a difference in the book and tax basis of GSPG. In January 1996, the company sold Kinney Vacuum Company (Kinney) for $29 and recorded a pre-tax gain of $21. See pages F-21 through F-22 for additional information.

  In September 1997, the company contributed the net assets of GSEG to EGS, a joint venture with Emerson Electric's Appleton Electric operations. The company accounts for its investment in EGS under the equity method of accounting. See page F-10 for additional information.

  NONRECURRING GAINS AND EXPENSES: In the fourth quarter of 1997, the company settled patent litigation and sold related patents for a gain of $10 (Patent Income) and sold its equity interest in a company in Mexico for a gain of $9 (Mexico Gain). Income tax expense on the gains totaled $11. The effective tax rate on the Mexico Gain differs from the U.S. statutory tax rate due to a difference in the book and tax basis of the equity investment sold. The company also recorded charges of $14 (Fourth Quarter 1997 Charges) for asset valuations, lease termination costs and other individually insignificant matters.

  In September 1997, the company recorded charges for potentially excess and obsolete inventory and potentially uncollectible accounts receivable, as well as recorded professional fees in connection with the formation of EGS. The company also wrote off assets related to a discontinued product line and recorded a charge for cancellation of a facility lease due to a restructuring plan for Best Power. Additionally, the company reversed a restructuring reserve that was no longer needed due to the information of EGS. The net of these charges totaled $14 (Third Quarter 1997 Charges).

  In July 1996, the company negotiated a royalty settlement related to one of its previously divested semiconductor businesses and received $4 in connection with this agreement (the Royalty Income Amount). In May 1996, a fire at a supplier facility destroyed certain assets of a business and in September 1996, the company received $2 in insurance proceeds (Insurance Proceeds), net of related expenses, and recognized a gain on the involuntary conversion of these assets.

  In the first quarter of 1996, the company recorded charges totaling $20 (First Quarter 1996 Charges) for asset write-downs, lease termination costs, severance, warranty repairs and environmental matters.

1997 COMPARED WITH 1996

  REVENUES: Sales decreased 5.3 percent from 1996 levels primarily due to the disposition of GSPG and the contribution of GSEG's net assets to EGS. Adjusted for these transactions, net sales increased approximately 2 percent due primarily to increased sales in the Electrical Controls sector as well as higher volume of industrial oven and laboratory products. International sales represented approximately 25 percent of total net sales in 1997 versus 23 percent in 1996. The overall decline in sales is the result of the following factors (percentages are expressed in relation to 1996 sales): dispositions, including EGS (6%); volume 2%; price (1%).

  Process Controls sector sales decreased 10.7 percent to $672 primarily due to the sale of GSPG, which recorded sales of $73 in the four months ended December 31, 1996. Lower sales volume of crystal growing furnaces, as a result of a cyclical downturn in the semiconductor equipment market, and lower mixer volume, reflecting the impact of several significant projects in 1996, also contributed to the decrease. Offsetting these decreases were increased sales of industrial oven and laboratory products due in part to increased laboratory construction and renovations.

  Sales in the Electrical Controls sector decreased 3.6 percent to $911 due primarily to the contribution of the GSEG business to EGS. Adjusted for the contribution of GSEG, net sales increased approximately 6.2 percent. Out of the five continuing business units, four experienced increased revenue over the prior year. The largest sales improvements were noted in the medium-power transformer, fire detection products and uninterruptible power systems products.

  Industrial Technology sales increased 1.2 percent to $372. Included in 1996 sales was the Royalty Income Amount referred to above. Excluding the Royalty Income Amount from 1996 revenue, sales would have increased 2.4 percent. Increased demand from North American automotive producers as well as strong sales of General Signal Network's CD 9000(TM) Director contributed to the growth.

  COSTS AND EXPENSES: Cost of sales included $11 of Third Quarter 1997 Charges in 1997 and $13 of First Quarter 1996 Charges in 1996. Adjusted for the items referred to above and the Royalty Income Amount, 1997 gross profit as a percentage of sales decreased from 31.0 percent to 30.0 percent. The decrease was due to a shift in sales to lower margin products in certain businesses, as well as the contribution of GSEG's net business assets to EGS, which carried a high gross margin. Research and development spending was two percent of sales in both years.

  Selling, general and administrative expenses in 1997 included $10 of Patent Income, $14 of Fourth Quarter 1997 Charges and $3 of Third Quarter 1997 Charges. 1996 expenses included $7 of First Quarter 1996 Charges and $2 of Insurance Proceeds. Excluding these items in both 1997 and 1996 as well as the Royalty Income Amount, selling, general and administrative expenses as a percentage of sales increased from 19.5 percent to 19.8 percent, as cost reduction efforts did not match lower sales volume. 1996 operating expenses were positively impacted by environmental insurance recoveries and the collection of a previously written off receivable totaling $4. Also included in selling, general and administrative expenses were pension credits of $15 in 1997 and $9 in 1996. These credits resulted from the company's overfunded pension plans and favorable long-term investment results.

  Net interest expense decreased 38.6 percent due to lower average debt levels. Cash generated from operations and divestitures was used to partially pay down debt.

  The 1997 effective tax rate was 48.2 percent, which included $46 of income taxes from the sale of GSPG and $7 on the Mexico Gain. The company anticipates that its effective tax rate for 1998 will be 38.5 percent.

  DISCONTINUED OPERATIONS: During 1995, the company recorded losses on the divestitures of the Leeds & Northrup Company (L&N) and Dynapower/Stratopower (Dynapower) and set up reserves to cover potential remaining obligations. In September 1997, it was determined that $2 of this amount, net of tax, was no longer required and accordingly, was reversed through discontinued operations.

1996 COMPARED WITH 1995

  REVENUES: Sales increased 10.8 percent over 1995 levels, approximately half of which was due to the acquisitions of Best Power and Waukesha Electric in June and July of 1995, respectively. Adjusted for acquisitions and dispositions, sales improved approximately five percent. International sales in 1996 totaled approximately 23 percent of the company's net sales versus 22 percent in 1995. Price changes, volume changes, acquisitions, net of dispositions, and new product introductions accounted for 2 percent, 50 percent, 47 percent and 1 percent of the revenue increase, respectively.

  Process Controls sector sales improved 4.5 percent to $752 on strong second half volume activity in pumps, mixers and crystal growing furnaces. These increases were partially offset by the disposition of Kinney, sold in January 1996, which generated revenues of $25 in 1995.

  Sales in the Electrical Controls sector increased 21.7 percent to $945. The addition of Best Power and Waukesha Electric accounted for approximately 75 percent of the increase. A strong UPS market and North American market share gains in GSEG's electrical fittings also contributed to the improvement.

  Industrial Technology sector sales increased 0.2 percent to $367. Included in 1996 sales was the Royalty Income Amount. Excluding the Royalty Income Amount from 1996 revenue, sales would have decreased 0.5 percent. Sales from new products introduced in the fourth quarter of 1996 as well as higher product sales of matrix switch systems to the telecommunication and datacommunication industries were offset by the completion of several large farebox contracts in 1995.

  COSTS AND EXPENSES: In 1996, cost of sales included $13 of First Quarter 1996 Charges. Adjusted for these items and the Royalty Income Amount, gross profit as a percentage of sales increased from 29.8 percent to 31.0 percent. Improved cost structures at several operating units were the primary reasons for the increase. Margin improvements were strongest for mixer, coal feeder, broadcast antenna, electrical fitting, power transformer and automotive products. Gross profit in 1996 included $1.7 related to liquidations of LIFO inventory quantities. Research and development spending ranged from two to three percent in both years.

  Selling, general and administrative expenses in 1996 included $7 of First Quarter 1996 Charges offset by $2 of Insurance Proceeds. Excluding these items from 1996 expenses and the Royalty Income Amount, selling, general and administrative expenses increased from 19.0 percent to 19.5 percent. The inclusion of a full year's operating expenses related to Best Power, which has a higher rate of operating expenses than the rest of the company, as well as lower credits in connection with the settlement of insured matters, were the primary reasons for the increase. 1996 operating expenses were positively impacted by environmental insurance recoveries and the collection of a previously written off receivable totaling $4. 1995 operating expenses were positively impacted by environmental insurance recoveries and gains on the sale of assets of totaling $11. Also included in selling, general and administrative expenses were pension credits of $9 in both 1996 and 1995. These credits resulted from the company's overfunded pension plans and favorable long-term investment results.

  Net interest expense decreased 11.5 percent due to lower average debt levels. Cash generated from operations and divestitures was used to pay down the debt incurred in connection with 1995 acquisitions.

  The 1996 effective tax rate rose to 40 percent from 36 percent in 1995, due largely to reductions in the deferred tax valuation allowance recorded in the prior year.

  DISCONTINUED OPERATIONS: The company adopted a plan to sell L&N and Dynapower in November 1994. In 1995, the company recorded after-tax net losses totaling $64 ($1.30 per share) in connection with the divestitures of these businesses.

LIQUIDITY AND CAPITAL RESOURCES

  The following information was derived from the Consolidated Financial
Statements:

                                                                 YEAR ENDED
                                                                DECEMBER 31,
                                                                --------------
                                                                 1997    1996
                                                                ------  ------
Cash flow from operating activities............................ $109.0  $191.7
                                                                ------  ------
Divestitures...................................................  216.9    94.4
Capital expenditures...........................................  (56.5)  (59.3)
Other investing activities.....................................   (5.5)   (2.8)
                                                                ------  ------
Cash flow from investing activities............................  154.9    32.3
                                                                ------  ------
Debt repayments, net of borrowings.............................   52.4  (173.2)
Dividends paid.................................................  (51.7)  (47.6)
Purchase of common stock....................................... (240.4)   (1.2)
Other financing activities.....................................   11.4    14.7
                                                                ------  ------
Cash flow from financing activities............................ (228.3) (207.3)
                                                                ------  ------
Effect of exchange rate changes on cash and cash equivalents...   (3.3)    --
                                                                ------  ------
Net changes in cash and cash equivalents....................... $ 32.3  $ 16.7
                                                                ======  ======
Total debt to capitalization...................................   25.6%   21.8%
                                                                ======  ======

  1997 operating cash flow decreased due to lower earnings, after adjusting for non-operating activities, lower accounts receivable collections and lower accrued expenses due to the decrease in disposition and restructuring accruals as well as payment of other non-operating accruals. Included in operating cash flows for 1997 and 1996 were expenditures of $9 and $25, respectively, related to previously divested operations and $8 and $6, respectively, for severance pay.

  1997 capital expenditures were primarily comprised of upgrades to manufacturing facilities. The company anticipates capital expenditures in 1998 to be approximately one-and-a-half times depreciation.

  1997 divestitures included $191 for the sale of GSPG, $19 for the sale of the company's equity interest in a company in Mexico and $7 for other. 1996 dispositions included $65 related to discontinued operations and $29 on the sale of Kinney.

  On June 19, 1997, the Board of Directors approved a stock buy-back program of up to $150 subject to the consummation of the GSPG divestiture. On September 18, 1997, the Board of Directors approved an increase of this program to $300. The program is expected to be completed by the end of 1998. As of January 23, 1998, 3.4 million shares were repurchased under this program for $145.

  On December 12, 1996, the company called for the redemption of its $100 5.75 percent convertible subordinated notes. As of December 31, 1996, notes with a face value of $57 had been converted into 1.5 million shares of the company's common stock, with an additional $40 converted into 1.0 million shares on January 2, 1997. The balance of the notes of $3 was redeemed for cash.

  On December 12, 1996 the Board of Directors approved a stock buy-back program of up to $100 to offset any shares issued as a result of the call for the redemption of the 5.75 percent convertible subordinated notes. On April 17, 1997, the program was completed with the total of 2.5 million shares repurchased for $100.

  Total debt to capitalization increased over the prior year due to lower equity at year-end as a result of the stock buy-back programs.

  At the end of 1997, the company had credit agreements of $605, consisting primarily of committed revolving credit agreements of $180 and $360 that expire in May 1998 and May 2002, respectively. The company also has a $300 financing program under a universal shelf registration with the Securities and Exchange Commission, providing the flexibility to issue a broad variety of securities from time to time. At December 31, 1997, $50 had been issued under the shelf registration. The company expects to use available borrowing facilities to finance, in whole or in part, its buy-back of common stock. Other than the buy-back program, the company expects that cash provided from operations will be sufficient to provide for the company's 1998 financing needs.

  At December 31, 1997, the company's balance sheet reflected deferred tax assets of $155 that were reduced by deferred tax liabilities of $136 and a valuation allowance of $17. The carrying amount of the net deferred tax asset was based on management's assessment of the realizability of the net operating loss and credit carry-forwards and deductible items through future taxable earnings or alternative tax planning strategies.

  In September 1997, the company announced its intention to explore the spin off of its GS Networks unit and the possible disposition of three other units. These four units accounted for approximately 19 percent of the company's 1997 net sales.

READINESS FOR YEAR 2000

  The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

  Based on a recent assessment, the company determined that it will be required to undertake projects to modify or replace significant portions of its software so that its computer systems will properly utilize dates beyond December 31, 1999. These projects will provide the company with numerous benefits only one of which is becoming Year 2000 compliant. The implementation or remediation plans are in various stages of completion. While total expenditures related to these programs have not been finalized, the company estimates, on a preliminary basis, that $8 will be charged to expense in 1998 related to these programs and a similar amount will be expensed in 1999. The company presently believes that with these modifications, the Year 2000 issue will not pose significant operational problems for its computer systems.

  The company has started to communicate with its significant suppliers to determine the extent to which the company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues. The projects referred to in the previous paragraph address the impact of third party Year 2000 issues based on presently available information. However, there can be no guarantee that the systems of other companies on which the company's systems rely will be timely converted and would not have an adverse effect on the company's systems. The company is also exploring whether it has any exposure to contingencies related to the Year 2000 issue for the products it has sold.

  The above information is based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes and similar uncertainties.

ENVIRONMENTAL MATTERS

  The company is involved in various stages of investigation and remediation relative to environmental protection matters. A more detailed discussion of environmental matters appears on pages 6 through 7 of this 10-K.

SAFE HARBOR; FORWARD-LOOKING STATEMENTS

  This 10-K contains various forward-looking statements and includes assumptions concerning the company's operations, future results and prospects. The company's forward-looking statements are based on the company's current expectations, which are subject to a number of risks and uncertainties that could materially affect or reduce such operations and earnings. In connection with the "safe harbor" provisions of the Private Securities Reform Act of 1995, the company provides the following cautionary statement identifying important economic, political and technological factors, among others the absence of which could cause the actual results to differ materially from those set forth in or implied by the forward-looking statements and related assumptions. Such factors include the failure of: (1) a continuation of the increased order rate experienced during 1997, (2) productivity improvements meeting or exceeding budget, (3) new products under development being produced and accepted as anticipated, (4) stable governments and business conditions in emerging economies and (5) stable exchange rates between currencies in which the company is buying or selling materials and products. Further, since the company is a producer of capital goods and equipment, its results can vary with the relative strength of the economy. Demand for products in the Process Controls sector follows the demand for capital goods orders. The Electrical Controls sector depends upon several markets, principally the nonresidential construction and computer equipment industries. The Industrial Technology sector depends on several markets, primarily automotive, mass transportation, and telecommunications equipment. Mass transportation depends upon continued federal and local government spending, and telecommunications is dependent upon continued research and development and the continued success of new product introductions. While no one marketplace or industry has a major impact on the company's operations or results, the inherent pace of technological changes presents certain risks that the company monitors carefully.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The company is exposed to market risk related to changes in interest rates and foreign currency exchange rates, and selectively uses financial instruments to manage these risks. The company does not enter into financial instruments for speculation or trading purposes. The company has an interest rate exchange agreement with a financial institution to limit exposure to interest rate volatility. Additionally, the company enters into foreign currency forward or option contracts to mitigate the risks of doing business in foreign currencies. The company hedges currency exposures of firm commitments and specific assets and liabilities denominated in non-functional currencies to protect against the possibility of diminished cash flow and adverse impact on earnings. The company's currency exposures vary, but are primarily concentrated in the Canadian dollar, British pound, Australian dollar, German mark, French franc and Singapore dollar. Translation exposures generally are not hedged.

  The value of market risk sensitive financial instruments is subject to change as a result of movement in market rates and prices. Sensitivity analysis is one technique used to evaluate the impact of such possible movements on the valuation of these instruments. Based on a hypothetical one-percentage point increase in interest rates or ten-percent weakening in the U.S. dollar across all currencies, the potential losses in future earnings, fair value and cash flows are immaterial.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The response to this item is submitted in a separate section of this report. See page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

  This information is incorporated herein by reference to the Board of Directors Section of the Proxy Statement for the 1998 annual meeting of shareholders. Also see pages 7 through 8 of this 10-K as to information related to executive officers.

ITEM 11. EXECUTIVE COMPENSATION

  This information is incorporated herein by reference to the Executive Compensation section of the Proxy Statement for the 1998 annual meeting of shareholders, except for the Report of the Personnel and Compensation Committee on Executive Compensation and the Performance Graph on Comparison of Five-Year Cumulative Total Return, which are specifically not incorporated herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  This information is incorporated herein by reference to the Security Ownership of Certain Beneficial Holders and Security Ownership of Management sections of the Proxy Statement for the 1998 annual meeting of shareholders.

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

  (3) Listing of Exhibits.

        3.1 Restated Certificate of Incorporation of General Signal Corporation, as amended through
            April 21, 1994 incorporated herein by reference to Exhibit 3.1 of the registrant's 1994
            Form 10-K filed March 21, 1995.
        3.2 By-laws of General Signal Corporation, as amended through March 19, 1998.
        4.1 Copies of the instruments with respect to the company's long-term debt are available upon request to the Securities and Exchange Commission.
      10.1  Annual Incentive Compensation Plan for Corporate and Business Unit Management of General
            Signal Corporation effective January 1, 1997.
      10.2  General Signal Corporation Senior Executive Incentive Compensation Plan, as approved by shareholders on April 20, 1995 incorporated herein by reference to Exhibit 10.2 of the registrant's 1996 Form 10-K filed March 21, 1997.
      10.3  General Signal Corporation 1997 Non-Employee Directors' Stock Option Plan incorporated herein by reference to Exhibit 10.7 of the registrant's 1988 Form 10-K filed March 17,
            1989.
      10.4  General Signal Corporation Deferred Compensation Plan for Directors, as amended and restated through December 12, 1996 incorporated herein by reference to Exhibit 10.4 of the registrant's 1996 Form 10-K filed March 21, 1997.
      10.5  General Signal Corporation Change in Control Severance Pay Plan, as amended and restated
            through June 20, 1996 incorporated herein by reference to Exhibit 10.5 of the registrant's
            1996 Form 10-K filed March 21, 1997.
      10.6  General Signal Corporation Deferred Compensation Plan, as amended and restated January 1,
            1997.
      10.7  First Amendment to General Signal Corporation Deferred Compensation Plan, effective
            November 19, 1997.
      10.8  General Signal Corporation Benefit Equalization Plan, as amended and restated October 17,
            1996.
      10.9  General Signal Corporation 1996 Stock Incentive Plan as approved by shareholders on April
            18, 1996 incorporated herein by reference to Exhibit 10.8 of the registrant's 1996 Form 10-
            K filed March 21, 1997.
      10.10 First Amendment to General Signal Corporation 1996 Stock Incentive Plan, effective November
            19, 1997.
      10.11 General Signal Corporation 1992 Stock Incentive Plan, as amended and restated July 7, 1993 incorporated herein by reference to Exhibit 10.6 of the registrant's 1993 Form 10-K filed
            March 21, 1994.
      10.12 First Amendment to General Signal Corporation 1992 Stock Incentive Plan, effective November
            19, 1997.
      10.13 General Signal Corporation 1989 Stock Option and Incentive Plan, as amended July 7, 1993 incorporated herein by reference to Exhibit 10.7 of the registrant's 1993 Form 10-K filed
            March 21, 1994.

     10.14  First Amendment to General Signal Corporation 1989 Stock Option and Incentive Plan,
            effective November 19, 1997.
     10.15  General Signal Corporation 1985 Stock Option Plan as amended and restated July 7, 1993 incorporated herein by reference to Exhibit 10.8 of the registrant's 1993 Form 10-K filed
            March 21, 1994.
     10.16  First Amendment to General Signal Corporation 1985 Stock Option Plan, effective November
            19, 1997.
     10.17  Employment agreement between Michael D. Lockhart and the registrant dated October 3, 1994 incorporated herein by reference to Exhibit 10.12 of the registrant's 1994 Form 10-K filed
            March 21, 1995.
     10.18  Employment agreement between Terence D. Martin and the registrant dated February 2, 1995 incorporated herein by reference to Exhibit 10.13 of the registrant's 1994 Form 10-K filed
            March 21, 1995.
     10.19  Employment agreement between Joanne L. Bober and the registrant dated October 29, 1996 incorporated herein by reference to Exhibit 10.14 of the registrant's 1996 Form 10-K filed
            March 21, 1997.
     10.20  Employment agreement between Elizabeth D. Conklyn and the registrant dated November 2, 1995 incorporated herein by reference to Exhibit 10.15 of the registrant's 1996 Form 10-K filed
            March 21, 1997.
     10.21  Employment agreement between Ernest R. Verebelyi and the registrant dated September 12,
            1996 incorporated herein by reference to Exhibit 10.16 of the registrant's 1996 Form 10-K filed March 21, 1997.
     10.22  Employment agreement between Donald J. Noonan and the registrant dated June 5, 1996 incorporated herein by reference to Exhibit 10.17 of the registrant's 1996 Form 10-K filed
            March 21, 1997.
     10.23  Employment agreement between Raymond L. Arthur and the registrant dated January 28, 1997 incorporated herein by reference to Exhibit 10.18 of the registrant's 1996 Form 10-K filed
            March 21, 1997.
     10.24  Employment agreement between Jeffrey M. Johnson and the registrant dated August 1, 1997.
     10.25  Change-of-Control Employment Agreement between General Signal Corporation and Michael D.
            Lockhart, dated as of February 2, 1998.
     10.26  Form of Change-of-Control Employment Agreement between General Signal Corporation and each of Terence D. Martin, Ernest R. Verebelyi, Joanne L. Bober, Elizabeth D. Conklyn and each of the other executive officers of the registrant (5 persons), dated as of February 2,
            1998.
     10.27  Shareholder Rights Plan dated February 1, 1996 incorporated herein by reference to Exhibit
            10.15 of the registrant's 1995 Form 10-K filed March 22, 1996.
     10.28  Copies of the Credit Agreements among General Signal Corporation and Various Commercial
            Banking Institutions, dated through May 29, 1997, as described in the Notes to Financial
            Statements.
     10.29  Amendment, effective December 12, 1996, to Retirement Plan for Directors of General Signal
            Corporation.
     12     Calculation of Ratio of Earnings to Fixed Charges. See page F-27 of this report.
     21     Subsidiaries. See pages F-28 through F-30 of this report.
     23     Consent of Ernst & Young LLP. See page F-31 of this report.
     24     Power of attorney.
     27     Financial Data Schedule.

(b) Reports on Form 8-K filed in the fourth quarter of 1997
  No reports were filed on Form 8-K.

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

                                       General Signal Corporation


                                       By:   /s/ Michael D. Lockhart
                                       ________________________________________
                                            (MICHAEL D. LOCKHART, CHAIRMAN)
                                                 MARCH 20, 1998

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW ON MARCH 20, 1998 BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

             SIGNATURE                           TITLE
             ---------                           -----

     /s/ Michael D. Lockhart         Chairman and Director
____________________________________  (Principal Executive Officer)
       (MICHAEL D. LOCKHART)

      /s/ Terence D. Martin          Executive Vice President,
____________________________________  Chief Financial Officer and
        (TERENCE D. MARTIN)           Treasurer

      /s/ Raymond L. Arthur          Vice President and Controller
____________________________________  (Chief Accounting Officer)
        (RAYMOND L. ARTHUR)

                 *                   Director
____________________________________
          (H. KENT BOWEN)

                 *                   Director
____________________________________
         (VAN C. CAMPBELL)

                 *                   Director
____________________________________
       (MICHAEL A. CARPENTER)

                 *                   Director
____________________________________
       (URSULA F. FAIRBAIRN)

                 *                   Director
____________________________________
          (JOHN R. SELBY)

    *By /s/ Terence D. Martin
____________________________________
          (TERENCE D. MARTIN)
            ATTORNEY-IN-FACT

                       FORM 10-K--ITEMS 14(A)(1) AND (2)

            GENERAL SIGNAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

              INDEX TO FINANCIAL STATEMENTS, SCHEDULE AND EXHIBITS

Management's Responsibility for Financial Statements...................... F-2
Report of Independent Auditors............................................ F-3
Statement of Earnings for the Years Ended December 31, 1997, 1996 and
 1995..................................................................... F-4
Balance Sheet as of December 31, 1997 and 1996............................ F-5
Statement of Shareholders' Equity for the Years Ended December 31, 1997,
 1996 and 1995............................................................ F-6
Statement of Cash Flow for the Years Ended December 31, 1997, 1996 and
 1995..................................................................... F-7
Notes to the Financial Statements............................ F-8 through F-25

Schedule:

  II--Valuation and Qualifying Accounts.................................. F-26

  All other schedules required by Regulation S-X have been omitted because they are not applicable or because the required information is included in the financial statements or notes thereto.


Exhibits:
  12--Calculations of Ratio of Earnings to Fixed Charges................. F-27
  21--Subsidiaries of Registrant............................ F-28 through F-30
  23--Consent of Ernst & Young LLP....................................... F-31

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

  The Board of Directors of the company has an Audit Committee composed of four non-management Directors. The Committee meets at least three times annually with financial management, the internal auditors and the independent auditors to review accounting, control, auditing and financial reporting matters.

                                               /s/ Michael D. Lockhart

                                               Michael D. Lockhart
                                       Chairman and Chief Executive Officer


                                               /s/ Terence D. Martin

                                                Terence D. Martin
                                    Executive Vice President, Chief Financial
                                               Officer and Treasurer


                                               /s/ Raymond L. Arthur

                                                Raymond L. Arthur
                                          Vice President and Controller

                        REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
General Signal Corporation

  We have audited the accompanying balance sheet of General Signal Corporation and consolidated subsidiaries as of December 31, 1997 and 1996, and the related statements of earnings, shareholders' equity, and cash flow for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in Item 14(a). These financial statements and schedule are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of General Signal Corporation and consolidated subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flow for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

  As discussed in the notes to the financial statements, in 1997 the company changed its method of accounting for business process reengineering costs.


                                     /s/ Ernst & Young LLP


Stamford, Connecticut
January 23, 1998

            GENERAL SIGNAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

                             STATEMENT OF EARNINGS

                                                   YEAR ENDED DECEMBER 31,
                                                  ----------------------------
                                                    1997      1996      1995
                                                  --------  --------  --------
                                                  (IN MILLIONS, EXCEPT PER-
                                                         SHARE DATA)
Net sales.......................................  $1,954.6  $2,065.0  $1,863.2
                                                  --------  --------  --------
Cost of sales...................................   1,378.5   1,435.7   1,308.0
Selling, general and administrative expenses....     394.6     406.2     354.4
Gains on dispositions...........................     (72.7)    (20.8)      --
Transaction and consolidation charges...........       --        --       20.1
                                                  --------  --------  --------
Total operating costs and expenses..............   1,700.4   1,821.1   1,682.5
                                                  --------  --------  --------
Operating earnings..............................     254.2     243.9     180.7
Equity in earnings of EGS.......................      11.8       --        --
Interest expense, net...........................     (13.2)    (21.5)    (24.3)
                                                  --------  --------  --------
Earnings from continuing operations before in-
 come taxes.....................................     252.8     222.4     156.4
Income taxes....................................     121.8      89.0      56.3
                                                  --------  --------  --------
Earnings from continuing operations.............     131.0     133.4     100.1
Earnings (loss) from disposal of discontinued
 operations, net of income taxes................       2.3       --      (64.0)
                                                  --------  --------  --------
Earnings before cumulative effect of accounting
 change.........................................     133.3     133.4      36.1
Cumulative effect of accounting change..........      (3.7)      --        --
                                                  --------  --------  --------
Net earnings....................................  $  129.6  $  133.4  $   36.1
                                                  ========  ========  ========
Basic earnings (loss) per share of common stock:
  Continuing operations.........................  $   2.61  $   2.68  $   2.04
  Disposal of discontinued operations...........      0.05       --      (1.30)
  Cumulative effect of accounting change........     (0.08)      --        --
                                                  --------  --------  --------
Basic earnings per share........................  $   2.58  $   2.68  $   0.74
                                                  ========  ========  ========
Diluted earnings (loss) per share of common
 stock:
  Continuing operations.........................  $   2.60  $   2.62  $   2.01
  Disposal of discontinued operations...........      0.05       --      (1.24)
  Cumulative effect of accounting change........     (0.07)      --        --
                                                  --------  --------  --------
Diluted earnings per share......................  $   2.58  $   2.62  $   0.77
                                                  ========  ========  ========

              See accompanying notes to the financial statements.

            GENERAL SIGNAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                 BALANCE SHEET

                                                              DECEMBER 31,
                                                            ------------------
                                                              1997      1996
                                                            --------  --------
                                                              (IN MILLIONS)
                          ASSETS
Current assets:
  Cash and cash equivalents...............................  $   50.0  $   17.7
  Accounts receivable.....................................     285.4     353.0
  Inventories.............................................     156.8     240.6
  Prepaid expenses and other current assets...............      23.2      24.7
  Deferred income taxes...................................      52.7      55.9
                                                            --------  --------
    Total current assets..................................     568.1     691.9
Property, plant and equipment, net of accumulated depreci-
 ation and amortization...................................     240.7     310.0
Intangibles, net of accumulated amortization..............     264.3     381.3
Investment in EGS.........................................     133.1       --
Pension asset.............................................     127.5     104.9
Other assets..............................................      54.3      62.9
                                                            --------  --------
    Total assets..........................................  $1,388.0  $1,551.0
                                                            ========  ========
           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings and current maturities of long-
   term debt..............................................  $    9.0  $    5.6
  Accounts payable........................................     142.7     187.3
  Accrued expenses........................................     184.4     214.6
  Income taxes............................................      40.4      31.7
                                                            --------  --------
    Total current liabilities.............................     376.5     439.2
Long-term debt, less current maturities...................     207.4     201.3
Accrued post-retirement and post-employment obligations...     112.4     133.2
Deferred income taxes.....................................      50.3      17.3
Other liabilities.........................................      11.7      16.2
                                                            --------  --------
    Total long-term liabilities...........................     381.8     368.0
Shareholders' equity:
  Common stock............................................      78.5      78.2
  Additional paid-in capital..............................     367.2     337.1
  Retained earnings.......................................     746.7     667.4
  Cumulative translation adjustments and other............     (11.8)     (1.4)
                                                            --------  --------
                                                             1,180.6   1,081.3
  Common stock in treasury................................    (550.9)   (337.5)
                                                            --------  --------
    Total shareholders' equity............................     629.7     743.8
                                                            --------  --------
    Total liabilities and shareholders' equity............  $1,388.0  $1,551.0
                                                            ========  ========

              See accompanying notes to the financial statements.

            GENERAL SIGNAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

                       STATEMENT OF SHAREHOLDERS' EQUITY

                                                           CUMULATIVE
                                       ADDITIONAL          TRANSLATION  COMMON
                                COMMON  PAID-IN   RETAINED ADJUSTMENTS STOCK IN
                                STOCK   CAPITAL   EARNINGS  AND OTHER  TREASURY
                                ------ ---------- -------- ----------- --------
                                     (IN MILLIONS, EXCEPT PER-SHARE DATA)
Balance at December 31, 1994... $77.4    $281.1    $620.5    $(12.1)   $(419.0)
  Restatement for Data Switch
   merger......................   --        4.8     (27.7)     (0.1)      45.7
  Net earnings.................   --        --       36.1       --         --
  Dividends declared ($0.96 per
   share)......................   --        --      (46.0)      --         --
  Purchase of common stock.....   --        --        --        --       (18.0)
  Exercise of stock options and
   savings and stock ownership
   plan funding................   0.5      18.3       --        --         8.3
  Discontinued operations......   --        --        --        7.4        --
  Translation adjustments......   --        --        --        0.9        --
                                -----    ------    ------    ------    -------
Balance at December 31, 1995...  77.9     304.2     582.9      (3.9)    (383.0)
  Net earnings.................   --        --      133.4       --         --
  Dividends declared ($0.975
   per share)..................   --        --      (48.9)      --         --
  Purchase of common stock.....   --        --        --        --        (1.2)
  Exercise of stock options and
   savings and stock ownership
   plan funding................   0.3      12.4       --        --         9.4
  Conversion of 5.75 percent
   convertible
   subordinate notes...........   --       20.5       --        --        37.3
  Translation adjustments......   --        --        --        2.5        --
                                -----    ------    ------    ------    -------
Balance at December 31,1996....  78.2     337.1     667.4      (1.4)    (337.5)
  Net earnings.................   --        --      129.6       --         --
  Dividends declared ($1.035
   per share)..................   --        --      (50.3)      --         --
  Purchase of common stock.....   --        --        --        --      (240.4)
  Exercise of stock options and
   savings and stock ownership
   plan funding................   0.3      16.1       --        --         1.5
  Conversion of 5.75 percent
   convertible subordinate
   notes.......................    --      14.0       --        --        25.5
  Minimum pension liability ad-
   justment....................   --        --        --       (1.7)       --
  Translation adjustments......   --        --        --       (8.7)       --
                                -----    ------    ------    ------    -------
Balance at December 31, 1997... $78.5    $367.2    $746.7    $(11.8)   $(550.9)
                                =====    ======    ======    ======    =======

              See accompanying notes to the financial statements.

            GENERAL SIGNAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

                             STATEMENT OF CASH FLOW

                                                       INCREASE (DECREASE)
                                                     YEAR ENDED DECEMBER 31,
                                                   ----------------------------
                                                    1997       1996       1995
                                                   ------  ------------- ------
                                                           (IN MILLIONS)
CASH FLOW FROM OPERATING ACTIVITIES:
Net earnings.....................................  $129.6     $133.4     $ 36.1
Adjustments to reconcile net earnings to net cash
 from operating activities:
  Cumulative effect of accounting change.........     3.7        --         --
  (Earnings) loss on disposal of discontinued
   operations....................................    (2.3)       --        64.0
  Equity in earnings of EGS......................   (11.8)       --         --
  Gains on dispositions..........................   (72.7)     (20.8)       --
  Asset write downs, transaction, consolidation
   and other charges.............................    22.9       19.7       20.1
  Deferred income taxes..........................    22.2       43.7       32.0
  Depreciation...................................    50.7       52.6       50.3
  Amortization...................................    14.6       16.6       12.5
  Pension credits................................   (14.7)      (8.8)      (9.3)
  Other, net.....................................    (2.7)       5.5        4.4
  Changes in assets and liabilities, net of
   effects from acquisitions and divestitures:
    Accounts receivable..........................   (17.5)     (30.8)     (15.4)
    Inventories..................................     8.4      (10.4)      21.4
    Prepaid expenses and other current assets....     5.8       11.0       18.1
    Accounts payable.............................    (8.8)      28.8      (14.2)
    Accrued expenses and other...................   (27.7)     (49.0)     (71.6)
    Income taxes.................................     9.3        0.2       12.3
                                                   ------     ------     ------
Net cash from operating activities...............   109.0      191.7      160.7
                                                   ------     ------     ------
CASH FLOW FROM INVESTING ACTIVITIES:
Divestitures.....................................   216.9       94.4       53.4
Capital expenditures.............................   (56.5)     (59.3)     (49.0)
Acquisitions, net of cash acquired...............   (11.0)       --      (272.4)
Other, net.......................................     5.5       (2.8)      15.3
                                                   ------     ------     ------
Net cash from investing activities...............   154.9       32.3     (252.7)
                                                   ------     ------     ------
CASH FLOW FROM FINANCING ACTIVITIES:
Issuance of long-term debt.......................   170.5      115.3      273.2
Redemption of long-term debt.....................  (118.1)    (288.5)    (134.0)
Purchase of common stock.........................  (240.4)      (1.2)     (18.0)
Issuance of common stock.........................    11.4       14.7       17.1
Dividends paid...................................   (51.7)     (47.6)     (45.6)
                                                   ------     ------     ------
Net cash from financing activities...............  (228.3)    (207.3)      92.7
                                                   ------     ------     ------
Effect of exchange rate changes on cash and cash
 equivalents.....................................    (3.3)       --         --
                                                   ------     ------     ------
Net changes in cash and cash equivalents.........    32.3       16.7        0.7
                                                   ------     ------     ------
Cash and cash equivalents at beginning of year...    17.7        1.0        0.3
                                                   ------     ------     ------
Cash and cash equivalents at end of year.........  $ 50.0     $ 17.7     $  1.0
                                                   ======     ======     ======
Interest paid....................................  $ 11.6     $ 25.7     $ 27.3
Income taxes paid................................    87.0       44.0       15.7
Noncash investing and financing activities:
  Conversion of convertible debt into common
   stock.........................................  $ 39.3     $ 57.4     $  --
  Contribution of GSEG's net assets to EGS joint
   venture.......................................   119.4        --         --

              See accompanying notes to the financial statements.

           GENERAL SIGNAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

                       NOTES TO THE FINANCIAL STATEMENTS
                 (Dollars in millions, except per-share data)

1. ACCOUNTING POLICIES

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

  PROPERTY: Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of assets, which do not exceed 40 years for buildings and range from 3 to 10 years for machinery and equipment. Leasehold improvements are amortized over the life of the related asset or the life of the lease, whichever is shorter.

  INTANGIBLES: Intangible assets (primarily the excess of purchase price over the fair value of net assets acquired) are amortized on a straight-line basis over periods not exceeding 40 years. Intangibles assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment losses are recognized if expected cash flows of the related assets are less than their carrying values.

  REVENUE RECOGNITION: Revenues are primarily recognized as products are shipped and services are rendered. The percentage-of-completion method of accounting is followed for long-term contracts. Under this method, earnings accrue as contracts progress toward completion, generally based on the percentage of costs incurred or the units of product delivered.

  FINANCIAL INSTRUMENTS: The company does not enter into financial instruments for speculation or trading purposes. The net amount to be paid or received under interest rate swap agreements is accrued over the life of the agreement as a separate component of interest expense. Gains and losses related to forward foreign exchange and option contracts that qualify for hedge accounting treatment are deferred and offset against losses and gains when the underlying transaction occurs. Gains or losses at the time of maturity, termination, sale or repayment of a financial instrument contract designated as a hedge are included in earnings. The fair values of interest rate swap agreements and forward foreign exchange and option contracts are not recognized in the financial statements.

  ENVIRONMENTAL: The company's environmental accruals cover all anticipated costs, including investigation, remediation, and operation and maintenance of clean-up sites. Environmental obligations generally are not discounted and are not reduced by anticipated insurance recoveries.

  STOCK COMPENSATION: The company accounts for the options granted under its stock incentive program by recognizing as compensation any excess of quoted market price over exercise price at the date of grant.

  ACCOUNTING CHANGES: In February 1997, the Financial Accounting Standards Board (the FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share" (SFAS No. 128), which revises the methodology of calculating earnings per share. The company adopted SFAS No. 128 in the fourth quarter of 1997. Earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the SFAS No. 128 requirements.

  In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" (SFAS No. 130) and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131). SFAS No. 130 and SFAS No. 131 are effective for financial statements for fiscal years beginning after December 15, 1997. The company is studying the application of the new statement. The adoption of these statements will have no impact on the company's consolidated results of operations, financial position or cash flow.

           GENERAL SIGNAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

  In November 1997, the Emerging Issues Task Force (EITF) of the FASB issued consensus 97-13, "Accounting for Costs Incurred in Connection with a Consulting Engagement or an Internal Project that Combines Business Process Reengineering and Information Technology Transformation" (EITF 97-13). EITF 97-13 requires all previously capitalized business process reengineering costs to be expensed as a cumulative effect of a change in accounting principle. The company recorded a charge of $3.7, net of tax, in connection with EITF 97-13 in the fourth quarter of 1997.

  In December 1997, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" (SFAS No. 132), which revises disclosure requirements for employers' pensions and other retiree benefits. The statement is effective for financial statements for fiscal years beginning after December 15, 1997. The company is studying the application of the new statement. The adoption of this statement will have no impact on the company's consolidated results of operations, financial position or cash flow.

  USE OF ESTIMATES: The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  RECLASSIFICATIONS: Certain reclassifications were made to conform prior years' data to the current presentation.

2.ACCOUNTS RECEIVABLE

  Accounts receivable were net of allowances for doubtful accounts of $12.3 and $10.0 at December 31, 1997 and 1996, respectively.

3.INVENTORIES

                                                                 DECEMBER 31,
                                                                 --------------
                                                                  1997    1996
                                                                 ------  ------
     Finished goods............................................. $ 43.9  $ 80.8
     Work in process............................................   38.3    63.2
     Raw material and purchased parts...........................   87.3   117.1
                                                                 ------  ------
     Total FIFO cost............................................  169.5   261.1
     Excess of FIFO cost over LIFO inventory value..............  (12.7)  (20.5)
                                                                 ------  ------
                                                                 $156.8  $240.6
                                                                 ======  ======

  Inventories valued using LIFO were approximately $48.6 and $61.9 at December 31, 1997 and 1996, respectively. In 1996, the company recorded a LIFO liquidation, which increased net income by $1.0. In 1997, included in the gain on sale of General Signal Pump Group (GSPG) was a LIFO liquidation of $2.0. Additionally, $5.3 of the excess of FIFO cost over LIFO inventory value was transferred from General Signal Electrical Group (GSEG) to the investment in EGS Electrical Group LLC (EGS). In 1996, included in the gain on sale of the Kinney Vacuum Company (Kinney) was a LIFO liquidation of approximately $1.1. Progress payments, netted against work in process at year end, were $10.1 in 1997 and $11.0 in 1996.

4.CONTRACTS IN PROGRESS

  Prepaid expenses and other current assets include contracts in progress of $3.4 and $7.8 at December 31, 1997 and 1996, respectively. Contracts in progress represent revenue recognized on a percentage-of-completion basis over related progress billings of $60.5 and $36.0 at December 31, 1997 and 1996, respectively. Substantially all contracts in progress at year end are billed during the subsequent year.

           GENERAL SIGNAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

5.PROPERTY, PLANT AND EQUIPMENT

                                                                DECEMBER 31,
                                                               ----------------
                                                                1997     1996
                                                               -------  -------
     Land..................................................... $   9.5  $  12.2
     Buildings and leasehold improvements.....................   150.7    173.7
     Machinery and equipment..................................   416.1    561.4
                                                               -------  -------
                                                                 576.3    747.3
     Accumulated depreciation and amortization................  (335.6)  (437.3)
                                                               -------  -------
                                                               $ 240.7  $ 310.0
                                                               =======  =======

6.INTANGIBLES

                                                                DECEMBER 31,
                                                               ----------------
                                                                1997     1996
                                                               -------  -------
     Excess of cost over net assets acquired.................. $ 298.0  $ 465.3
     Other intangibles........................................    34.3     40.4
                                                               -------  -------
                                                                 332.3    505.7
     Accumulated amortization.................................   (68.0)  (124.4)
                                                               -------  -------
                                                               $ 264.3  $ 381.3
                                                               =======  =======

  In the third quarter of 1997, the company sold GSPG and contributed the net assets of GSEG to EGS. As a result of these transactions, intangible assets decreased by approximately $102.

7.EGS JOINT VENTURE

  In the fourth quarter of 1997, the company and Emerson Electric Company formed EGS, a joint venture combining Emerson Electric's Appleton Electric operations and the company's GSEG. The company contributed substantially all of the operating assets of GSEG in exchange for 47.5 percent of EGS. The company accounts for its investment in EGS under the equity method of accounting. EGS operates primarily in the United States, Canada and Mexico. EGS's operations for the period from September 15, 1997 to December 31, 1997 were the following:

     EGS:
     ----
     Net sales........................................................... $162.0
     Gross profit........................................................   62.5
     Net income..........................................................   24.5

  The company's equity in earnings of EGS at December 31, 1997 was $11.8. The company's investment in EGS is approximately $17 less than its equity in the joint venture's net assets at December 31, 1997. This difference is being amortized on a straight-line basis over an estimated economic life of 40 years.

  Condensed balance sheet information of EGS as of December 31, 1997 is as follows:

     Current assets..................................................... $149.0
     Noncurrent assets..................................................  241.7
     Current liabilities................................................   59.4
     Noncurrent liabilities.............................................   16.0

           GENERAL SIGNAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

8.ACCRUED EXPENSES

                                                                  DECEMBER 31,
                                                                  -------------
                                                                   1997   1996
                                                                  ------ ------
     Payroll and compensation.................................... $ 53.5 $ 62.5
     Environmental and legal.....................................   25.3   26.9
     Dispositions and special items..............................    9.2   23.0
     Other.......................................................   96.4  102.2
                                                                  ------ ------
                                                                  $184.4 $214.6
                                                                  ====== ======

9.INCOME TAXES

  For financial reporting purposes, earnings from continuing operations before income taxes includes the following components:

                                                     YEAR ENDED DECEMBER 31,
                                                     -------------------------
                                                      1997     1996     1995
                                                     -------  -------  -------
     Pretax income:
       United States...............................  $ 236.0  $ 205.6  $ 151.5
       Foreign.....................................     16.8     16.8      4.9
                                                     -------  -------  -------
                                                      $252.8  $ 222.4  $ 156.4
                                                     =======  =======  =======

  The reconciliation of income tax from continuing operations computed at the U.S. federal statutory tax rate to the company's effective income tax rate is as follows:

                                                     YEAR ENDED DECEMBER 31,
                                                     -------------------------
                                                      1997     1996     1995
                                                     -------  -------  -------
     Tax at U.S. federal statutory rate............     35.0%    35.0%    35.0%
     State and local income taxes, net of U.S. fed-
      eral benefit.................................      5.3      4.2      5.5
     Foreign sales corporation.....................     (1.8)    (1.3)    (1.7)
     Goodwill amortization.........................      1.6      1.9      2.1
     Income from Puerto Rican operations...........     (0.2)    (0.2)    (0.7)
     Foreign rates and foreign dividends...........      0.6      0.4     (1.4)
     Reduction in valuation allowance..............     (0.9)      --     (4.5)
     Disposition basis differences.................      8.6       --       --
     Other.........................................       --       --      1.7
                                                     -------  -------  -------
                                                        48.2%    40.0%    36.0%
                                                     =======  =======  =======

  The components of the provision for income taxes are as follows:

                                                       YEAR ENDED DECEMBER 31,
                                                      -------------------------
                                                        1997    1996     1995
                                                      -------- ------- --------
     Current:
       Federal......................................  $   74.3 $  32.8 $   14.2
       Foreign......................................       8.5     4.9      3.4
       State........................................      16.0     7.6      6.7
                                                      -------- ------- --------
         Total current..............................      98.8    45.3     24.3
                                                      -------- ------- --------
     Deferred:
       Federal......................................      17.5    34.2     (6.5)
       Foreign......................................       0.5     1.9     (2.6)
       State........................................       4.2     7.6      5.2
                                                      -------- ------- --------
         Total deferred.............................      22.2    43.7     (3.9)
                                                      -------- ------- --------
                                                        $121.0 $  89.0 $   20.4
                                                      ======== ======= ========

           GENERAL SIGNAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

  Income tax expense (income) is included in the financial statements as follows:

                                                           YEAR ENDED DECEMBER
                                                                   31,
                                                           --------------------
                                                            1997   1996   1995
                                                           ------  ----- ------
     Continuing operations................................ $121.8  $89.0 $ 56.3
     Discontinued operations..............................    1.5    --   (35.9)
     Cumulative effect of accounting change...............   (2.3)   --     --
                                                           ------  ----- ------
     Total income tax expense............................. $121.0  $89.0 $ 20.4
                                                           ======  ===== ======

  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the company's deferred tax assets and liabilities are as follows:

                                                                 DECEMBER 31,
                                                                 --------------
                                                                  1997    1996
                                                                 ------  ------
     Deferred tax assets:
       Acquired tax benefits and basis differences.............  $ 21.0  $ 29.0
       Other post-retirement and post-employment benefits......    53.7    58.3
       Losses on dispositions and restructuring................     4.0    11.7
       Inventories.............................................    16.2    14.8
       NOL and credit carry-forwards...........................    21.2    32.9
       Other...................................................    38.9    32.0
                                                                 ------  ------
         Total deferred tax assets.............................   155.0   178.7
       Valuation allowance.....................................   (16.7)  (30.0)
                                                                 ------  ------
         Net deferred tax assets...............................   138.3   148.7
     Deferred tax liabilities:
       Accelerated depreciation................................    27.9    35.7
       Pension credits.........................................    49.1    39.0
       Reliance gain...........................................    19.8    19.8
       Basis difference in EGS.................................    23.2     --
       Other...................................................    15.9    15.6
                                                                 ------  ------
         Total deferred tax liabilities........................   135.9   110.1
                                                                 ------  ------
                                                                 $  2.4  $ 38.6
                                                                 ======  ======

  Realization of deferred tax assets associated with the net operating loss
(NOL) and credit carry-forwards is dependent upon generating sufficient taxable income prior to their expiration. Management believes that there is a risk that certain of these NOL and credit carry-forwards may expire unused and, accordingly, has established a valuation allowance against them. Although realization is not assured for the remaining deferred tax assets, management believes it is more likely than not that the net deferred tax assets will be realized through future taxable earnings or alternative tax strategies. However, the net deferred tax assets could be reduced in the near term if management's estimates of taxable income during the carry-forward period are significantly reduced or alternative tax strategies are no longer viable. The valuation allowance decreased in 1997 and 1996 by $13.3 and $3.6, respectively.

  At December 31, 1997, the following net federal operating loss and tax credit carry-forwards were available:

                                                               OPERATING   TAX
     EXPIRATION DATES                                           LOSSES   CREDITS
     ----------------                                          --------- -------
      1998-1999...............................................   $5.0     $8.7
      2000-2001...............................................    2.1      --
      2002-2003...............................................    0.6      --

           GENERAL SIGNAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

  Undistributed earnings of the company's foreign subsidiaries amounted to approximately $62.3 at December 31, 1997. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes or foreign withholding taxes has been made. If these earnings were distributed, the company would be subject to U.S. income taxes (subject to a reduction for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable; however, unrecognized foreign tax credit carry-overs would be available to reduce some portion of the U.S. liability. Withholding taxes of approximately $4.0 would be payable upon remittance of all previously unremitted earnings at December 31, 1997.

10.DEBT

                                                                 DECEMBER 31,
                                                                 -------------
                                                                  1997   1996
                                                                 ------ ------
     5.75% Convertible Subordinated Notes....................... $  --  $ 42.6
     Commercial paper: 1997 at 6.1% and 1996 at 5.6%............  116.4  114.5
     Medium-term Notes: $25 at 7.0% due 2000, $25 at 7.114% due
      2002......................................................   50.0    --
     Industrial Revenue Bonds due 2000-2008;
      no stipulated principal repayments prior to maturity
      (primarily variable rate).................................   32.5   36.0
     Other long-term borrowings.................................   14.0   12.8
                                                                 ------ ------
                                                                  212.9  205.9
     Less current maturities....................................    5.5    4.6
                                                                 ------ ------
                                                                 $207.4 $201.3
                                                                 ====== ======
     Short-term notes payable to banks.......................... $  3.5 $  1.0
                                                                 ====== ======

  On December 12, 1996, the company called for the redemption of its 5.75 percent convertible subordinated notes. Through December 31, 1996, notes with a face value of $57.4 had been converted into 1.5 million shares of the company's common stock, with an additional $39.3 converted into 1.0 million shares on January 2, 1997. The balance of the notes of $3.3 was redeemed for cash.

  Long-term debt maturing during each of the four years after 1998 is $2.7, $35.7, $3.6 and $144.2.

  The company maintains credit arrangements with banks in the U.S. and abroad which aggregated approximately $605 and $604 at December 31, 1997 and 1996, respectively. At December 31, 1997, the company had a committed revolving credit agreement of $180.0 that matures on May 28, 1998, and a committed revolving credit agreement of $360.0 that matures on May 28, 2002. The agreements permit domestic and Eurodollar borrowings at interest rates offered to investment grade customers. The agreements also are convertible into one-year term loans at maturity.

  Commercial paper is classified as long-term debt as the company maintains long-term committed credit agreements to support these borrowings and intends to refinance them on a long-term basis, either through continued commercial paper borrowings or the issuance of medium-term notes.

  The company has a $300.0 financing program under a universal shelf registration that permits the issuance of junior or senior debt, convertible securities, equity warrants and preferred shares under one filing without specifying any dollar amounts for any security. On April 30, 1996, the company filed a prospectus supplement which allows the company to issue medium-term senior notes or medium-term subordinated notes under the shelf registration. As of December 31, 1997, $50.0 had been issued under the shelf registration.

  The company has an interest rate exchange agreement, expiring in March 2000, with a financial institution to limit exposure to interest rate volatility on the commercial paper. The transaction has a notional principal amount of $25.0 at December 31, 1997 and 1996. The company monitors the risk of default by the swap counterparty and does not anticipate non-performance. At December 31, 1997, termination of this agreement would result in a $1.5 loss.

           GENERAL SIGNAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

11.FOREIGN EXCHANGE CONTRACTS

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

  The company utilizes natural hedges and offsets to reduce exposures and also combines positions to reduce the cost of hedging. The company entered into forward foreign exchange contracts to hedge net consolidated currency transaction exposure for periods consistent with the terms of the underlying transactions, extending through September 17, 1998.

  Foreign currency forward or option contracts are not used for trading purposes, and these contracts do not subject the company to currency risk from exchange rate movements. At December 31, 1997, the company had approximately $15.1 of such contracts outstanding.

12.FAIR VALUE OF FINANCIAL INSTRUMENTS

  Cash and cash equivalents, short- and long-term debt, and foreign currency contracts had fair values, based upon quoted prices or discounted cash flow analyses, that approximated their carrying amounts. Financial guarantees and letters of credit were issued by the company in the ordinary course of business, and had a fair value of approximately $104.3 as of December 31, 1997. The fair values of financial guarantees and letters of credit were based on the face value of the underlying instruments, after deducting the amount related to those instruments that are recorded as liabilities, and the related amounts accrued.

13.CONTINGENCIES AND COMMITMENTS

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

  LEASES: The future minimum rental payments under leases with remaining noncancelable terms in excess of one year are:

      Year ending December 31,
      ------------------------
       1998.............................................................. $10.5
       1999..............................................................   8.2
       2000..............................................................   5.8
       2001..............................................................   2.6
       2002..............................................................   3.6
       Subsequent to 2002................................................   4.6
                                                                          -----
         Total minimum payments.......................................... $35.3
                                                                          =====

  Total rent expense in 1997, 1996 and 1995 was $19.2, $20.3 and $21.1, respectively.

           GENERAL SIGNAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

14.ENVIRONMENTAL MATTERS

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

15.CAPITAL STOCK

  PREFERRED STOCK: 10 million shares of cumulative preferred stock, par value $1.00 per share, are authorized but unissued.

  COMMON STOCK: 150 million shares are authorized, with 65.0 million issued in 1997 and 64.6 million issued in 1996. The 1.96 million shares issued through 1969 have a par value of $6.67 per share. Shares issued since then have a par value of $1.00 per share.

  TREASURY STOCK:

                                                                NUMBER OF
                                                                  SHARES
                                                              ----------------
                                                              1997  1996  1995
                                                              ----  ----  ----
                                                              (IN MILLIONS)
     Balance at beginning of year............................ 13.2  15.0  16.6
     Restatement for Data Switch merger......................  --    --   (1.8)
     Common stock reacquired.................................  5.8   --    0.5
     Common stock issued under the company's incentive com-
      pensation and savings and stock ownership plans........ (0.1) (0.3) (0.3)
     Conversion of convertible subordinated notes............ (1.0) (1.5)  --
                                                              ----  ----  ----
     Balance at end of year.................................. 17.9  13.2  15.0
                                                              ====  ====  ====

  On June 19, 1997, the Board of Directors approved a stock buy-back program of up to $150.0 subject to the consummation of the GSPG divestiture. On September 18, 1997, the Board of Directors approved an increase of this program to $300.0. The program is expected to be completed by the end of 1998. As of January 23, 1998, 3.4 million shares were repurchased under this program for $145.1.

  On December 12, 1996, the Board of Directors approved a stock buy-back program of up to $100.0 to offset any shares issued as a result of the call for the redemption of the 5.75 percent convertible subordinated notes. On April 17, 1997, the program was completed with the total of 2.5 million shares repurchased for $100.0.

           GENERAL SIGNAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

  In March 1994, the company's Board of Directors approved a program, which concluded in March 1996, to repurchase up to 3.4 percent or 1.6 million shares of the common stock outstanding at that time. These shares were purchased systematically in open market transactions after the Board's approval and were used to offset dilution from the increased exercise of employee stock options arising from the company's executive stock ownership program. Approximately
1.1 million shares were repurchased under this program.

  WARRANTS: In connection with the Data Switch merger, the company assumed 1,452 warrants that are redeemable at $34.83 per share and 14,357 warrants that are redeemable at $16.54 per share. In 1997 and 1996, 718 and 13,639, respectively, of these warrants were redeemed for shares of common stock.

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

16. EMPLOYEE BENEFIT PLANS

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

                                                       YEAR ENDED DECEMBER
                                                               31,
                                                       ----------------------
                                                        1997    1996    1995
                                                       ------  ------  ------
     Service cost - benefits earned during the
      period.........................................  $ 11.7  $ 14.6  $  8.9
     Interest cost on projected benefit obligation...    32.8    32.7    32.6
     Actual return on assets.........................   (89.5)  (77.4)  (45.7)
     Net amortization and deferral...................    30.3    21.3    (5.1)
                                                       ------  ------  ------
       Net pension income............................  $(14.7) $ (8.8) $ (9.3)
                                                       ======  ======  ======
     The actuarial assumptions used were:
     Discount rate...................................    7.60%   7.60%   7.00%
     Rate of increase in compensation levels.........    5.00%   5.00%   5.00%
     Expected long-term rate of return on assets.....    9.50%   9.50%   9.50%

           GENERAL SIGNAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

  The following table sets forth the plans' funded status and amounts recognized in the balance sheet:

                                                      DECEMBER 31,
                                              --------------------------------
                                                   1997             1996
                                              ---------------  ---------------
                                               OVER    UNDER    OVER    UNDER
                                              FUNDED   FUNDED  FUNDED   FUNDED
                                              -------  ------  -------  ------
     Actuarial present value of obligations:
     Vested benefit obligation..............  $(445.0) $(4.6)  $(343.0) $(71.2)
                                              -------  -----   -------  ------
     Accumulated benefit obligation.........   (464.8)  (5.0)   (361.2)  (73.7)
                                              -------  -----   -------  ------
     Fair value of plan assets..............    633.8    --      522.9    62.4
     Projected benefit obligation...........   (483.6)  (4.4)   (377.7)  (76.1)
                                              -------  -----   -------  ------
     Plan assets in excess of (less than)
      projected benefit obligation..........    150.2   (4.4)    145.2   (13.7)
     Unrecognized net (gain) loss...........     (3.2)   2.2     (10.5)    4.0
     Prior service cost not yet recognized
      in net pension cost...................      4.9    1.1       6.0     3.1
     Unrecognized net asset.................    (19.4)   0.2     (24.5)   (4.7)
     Adjustment to recognize minimum liabil-
      ity...................................      --    (4.1)      --      --
                                              -------  -----   -------  ------
     Prepaid (accrued) pension..............  $ 132.5  $(5.0)  $ 116.2  $(11.3)
                                              =======  =====   =======  ======

  A minimum pension liability adjustment is required when the actuarial present value of accumulated benefits exceeds plan assets and accrued pension liabilities. The minimum liability adjustment, less allowable intangible assets, net of tax benefit, is reported as a reduction of shareholders' equity. At December 31, 1997, the company recorded a minimum pension liability adjustment, net of tax, of $1.7.

  Under the Savings and Stock Ownership Plan and other supplemental plans, the company matches employee contributions in cash and common stock equal to a percentage of certain amounts contributed by employees. The company's contributions under these plans amounted to $13.2 in 1997, $10.6 in 1996 and $8.2 in 1995. Effective July 1, 1997, the contributions were invested in funds based on employee direction. Prior to July, the contributions were invested in shares of the company's common stock. At December 31, 1997, the plans held 2.4 million shares and 0.6 million shares were reserved for issuance.

  NON-PENSION RETIREMENT BENEFITS: The company and its U.S. subsidiaries have post-retirement plans that provide health and life insurance benefits for retirees. Some of these plans require employee contributions at varying rates. Not all employees are eligible to receive these benefits, with eligibility governed by the plan(s) in effect at a particular location.

  The accumulated post-retirement benefit obligation at December 31, 1997 was determined using the terms of the company's various plans, together with relevant actuarial assumptions and health care cost trend rates projected at estimated annual rates ranging from 6.6 percent in 1997 and 6.4 percent in 1998, to 5.0 percent through the year 2006, and a weighted average discount rate of 7.0 percent. Generally, where applicable, the discount rate and the actuarial assumptions used for pension plans also apply to the non-pension retirement plans. A one percent annual increase in these assumed cost trend rates would increase the accumulated post-retirement benefit obligation by approximately $0.9, and annual service costs by approximately $0.1. Certain of the company's non-U.S. subsidiaries have similar plans for retirees. The company's obligations for such plans are not material.

  The net periodic post-retirement benefit cost related to continuing operations is composed of the following:

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                             -----------------
                                                             1997  1996  1995
                                                             ----  ----  -----
     Service cost for benefits attributed to service during
      the period...........................................  $0.4  $0.6  $ 0.4
     Interest cost on the accumulated post-retirement
      benefit obligation...................................   6.2   6.0    4.5
     Net amortization and deferral.........................  (4.3) (4.5)  (5.5)
                                                             ----  ----  -----
       Net periodic post-retirement benefits...............  $2.3  $2.1  $(0.6)
                                                             ====  ====  =====

           GENERAL SIGNAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

  The following table shows the plans' funded status and amounts recognized in the balance sheet:

                                                      DECEMBER 31,
                                              --------------------------------
                                                   1997             1996
                                              ---------------  ---------------
                                              HEALTH    LIFE   HEALTH    LIFE
                                              -------  ------  -------  ------
     Accumulated post-retirement benefit
      obligation:
       Retirees............................   $ (58.9) $(16.2) $ (55.8) $(15.3)
       Fully-eligible active plan
        participants.......................      (3.1)   (1.2)    (1.3)   (0.2)
       Other active plan participants......      (3.2)   (1.4)    (8.2)   (3.1)
                                              -------  ------  -------  ------
         Total.............................     (65.2)  (18.8)   (65.3)  (18.6)
     Unrecognized net gain.................     (13.8)   (1.2)   (20.4)   (1.7)
     Unrecognized prior service cost.......     (12.6)    --     (19.5)     --
                                              -------  ------  -------  ------
     Accrued post-retirement benefit cost..     (91.6)  (20.0)  (105.2)  (20.3)
     Less amounts classified as current....       7.3     1.3      7.3     1.3
                                              -------  ------  -------  ------
                                              $ (84.3) $(18.7) $ (97.9) $(19.0)
                                              =======  ======  =======  ======

  During 1997, the company's accrued post-retirement benefit cost was reduced by curtailment gains and settlement gains of approximately $7.9 related to the disposition of GSPG and the formation of EGS. The curtailment gain recognized on the disposition of GSPG is included in the gain on sale amount. The curtailment and settlement gains resulting from the formation of EGS were included in the investment in EGS.

  The unrecognized prior service cost at December 31, 1997 and 1996 represents unamortized amounts for plan amendments, resulting from revisions to company-sponsored health plans, which reduced benefit levels.

  STOCK INCENTIVE PROGRAM: The company has a stock incentive program whereby executive officers and designated employees have been or may be granted restricted stock and options to purchase shares of company common stock. Restricted stock awards were granted during 1997 and 1996 for 25,000 shares and 11,568 shares of company common stock with a weighted-average price of $43.50 per share and $40.31 per share, respectively. The restricted stock awards granted in 1997 and 1996 vest at certain rates over a three-to-five-year period. Non-employee directors may elect to defer all or part of their cash compensation as directors and to receive in lieu thereof restricted stock. No restricted stock awards granted in 1997 were received by non-employee directors. In 1996, of the 11,568 shares granted, 3,068 shares of company common stock were received by three non-employee directors, subject to a five-year restriction period. Total compensation expense for restricted stock for 1997 and 1996 was $1.0 and $1.2, respectively.

  Options are exercisable during specified dates at prices at least equal to 100 percent of the fair market value on the date of grant. The exercise price of General Signal stock options granted in 1997 and 1996 equaled the market value on the date of grant. All options granted have 10-year terms, and vest and become fully exercisable at the end of four years of continued employment, except for options granted to non-employee directors which vest immediately. In 1997, of the 532,000 shares granted, 14,000 shares of company common stock were received by seven non-employee directors. No options were granted to non-employee directors in 1996. As of December 31, 1997 and 1996, 4.3 million and
4.6 million shares, respectively, of company common stock were reserved for issuance under the stock incentive program.

  The company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the company's employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense has been recognized.

  Pro forma information regarding net income and earnings per share is required by SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS No.
123), which also requires that the information be determined as if the company had accounted for its employee stock options granted subsequent to December 31, 1994, under the fair-value method of SFAS No. 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

           GENERAL SIGNAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                                     1997     1996     1995
                                                    -------  -------  -------
     Risk-free interest rate.......................    5.71%    4.77%    5.39%
     Dividend yield................................    2.40%    2.54%    2.76%
     Expected volatility of market price of
      company's common stock.......................   0.233    0.235     0.20
     Expected option life.......................... 5 years  5 years  5 years

  The risk-free interest rate is based on treasury bill rates. For the purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The company's pro forma information is as follows:

                                                     1997     1996     1995
                                                    -------  -------  -------
     Pro forma net income..........................  $128.0   $132.5    $35.7
     Pro forma basic earnings per share............  $ 2.55   $ 2.67    $0.73
     Pro forma diluted earnings per share..........  $ 2.55   $ 2.60    $0.76

  These pro forma effects may not be representative of the effects on future years because of the prospective application required by SFAS No. 123, and the fact that options vest over several years and new grants generally are made each year.

  OPTION ACTIVITY: The following table shows the option activity for the three years ended December 31, 1997. Options granted and exercised by Data Switch prior to the merger date are included in the 1995 activity.

                                                                             WEIGHTED-
                                                                              AVERAGE
                                                               OPTION PRICE  EXERCISE
                                                    SHARES       PER SHARE     PRICE
                                                 ------------- ------------- ---------
                                                 (IN MILLIONS)
     Options outstanding at December 31, 1994..       2.2      $19.44-$37.25  $29.32
     Restatement for Data Switch merger........       0.2       13.94- 56.63   27.46
     Options granted...........................       0.7       21.80- 38.25   35.82
     Options exercised.........................      (0.5)      13.94- 35.38   25.03
     Options terminated........................      (0.2)      13.94- 53.98   32.71
                                                     ----      -------------  ------
     Options outstanding at December 31, 1995..       2.4      $13.94-$56.63  $31.30
     Options granted...........................       0.4       36.50- 42.63   41.26
     Options exercised.........................      (0.3)      13.94- 39.64   26.71
     Options terminated........................      (0.1)      13.94- 53.98   31.42
                                                     ----      -------------  ------
     Options outstanding at December 31, 1996..       2.4      $13.94-$56.63  $33.73
     Options granted...........................       0.5       37.25- 51.00   43.09
     Options exercised.........................      (0.4)      13.94- 47.02   27.20
     Options terminated........................      (0.1)      13.94- 56.63   36.81
                                                     ----      -------------  ------
     Options outstanding at December 31, 1997..       2.4      $13.94-$53.98  $36.70
                                                     ====      =============  ======
     Options exercisable:
       1997....................................       1.3      $13.94-$53.98  $32.91
       1996....................................       1.4       13.94- 56.63   31.13
       1995....................................       1.1       13.94- 56.63   29.16

  The weighted-average fair value of options granted during 1997, 1996 and 1995 was $10.85 per share, $9.08 per share and $7.36 per share, respectively.

            GENERAL SIGNAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

  The following table summarizes information concerning currently outstanding and exercisable options:

                           OPTIONS OUTSTANDING         OPTIONS EXERCISABLE
                    --------------------------------- --------------------- ---
                                 WEIGHTED-
                                  AVERAGE   WEIGHTED-             WEIGHTED-
     RANGE OF                    REMAINING   AVERAGE               AVERAGE
     EXERCISE         NUMBER    CONTRACTUAL EXERCISE    NUMBER    EXERCISE
       PRICES       OUTSTANDING    LIFE       PRICE   EXERCISABLE   PRICE
     --------       ----------- ----------- --------- ----------- ---------
                                (NUMBER OF SHARES IN THOUSANDS)
     $10-$20.......       20       5.81      $16.23         18     $16.19
     $20-$30.......      232       2.46       25.61        224      25.72
     $30-$40.......    1,279       4.94       34.24        996      33.89
     $40-$50.......      883       9.09       43.56        106      41.43
     $50-$60.......        5       6.48       52.02          2      53.98
                       -----                             -----
                       2,419                             1,346
                       =====                             =====

17.EARNINGS PER SHARE

  The following table sets forth the computation of basic and diluted earnings per share from continuing operations:

                                                         YEAR ENDED DECEMBER
                                                                 31,
                                                         ----------------------
                                                          1997    1996    1995
                                                         ------  ------  ------
Numerator:
  Numerator for basic earnings per share-earnings from
   continuing
   operations..........................................  $131.0  $133.4  $100.1
  Effect of dilutive securities:
    5.75 percent convertible subordinated notes........     0.2     3.5     3.8
                                                         ------  ------  ------
    Numerator for diluted earnings per share-income
     available to common shareholders after assumed
     conversion........................................  $131.2  $136.9  $103.9
                                                         ======  ======  ======
Denominator (shares in millions):
  Denominator for basic earnings per share-weighted-av-
   erage shares........................................    50.2    49.7    49.2
  Effect of dilutive securities:
    Employee stock options.............................     0.2     0.2     0.1
    5.75 percent convertible subordinated notes........     0.1     2.5     2.5
    Restricted stock compensation......................    (0.1)   (0.1)   (0.1)
    Contingent restricted stock awards.................     --      --      0.1
                                                         ------  ------  ------
  Dilutive potential common shares.....................     0.2     2.6     2.6
                                                         ------  ------  ------
    Denominator for diluted earnings per share-adjusted
     weighted-average shares and assumed conversions...    50.4    52.3    51.8
                                                         ======  ======  ======
Basic earnings per share from continuing operations....  $ 2.61  $ 2.68  $ 2.04
                                                         ======  ======  ======
Diluted earnings per share from continuing operations..  $ 2.60  $ 2.62  $ 2.01
                                                         ======  ======  ======

  For additional disclosures regarding the 5.75 percent subordinated notes and the employee stock options, see pages F-13 and F-18 through F-20.

           GENERAL SIGNAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

18.BUSINESS COMBINATIONS

  During the three-year period ended December 31, 1997, the company acquired four entities for cash and common stock valued at $350.7 plus the assumption of liabilities. The acquisitions, except Data Switch Corporation (Data Switch), were accounted for as purchases, and, accordingly, the results of operations of the acquired companies are included in the statement of earnings for the periods during which they were owned by the company. Data Switch was accounted for as pooling of interests. The following paragraphs discuss significant mergers and acquisitions made during the three years ended December 31, 1997.

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

  Unaudited pro forma data for the year ended December 31, 1995 giving effect to the acquisitions of Best Power and Waukesha Electric as if they had been acquired at the beginning of 1995 are shown below:

                                                                         1995
                                                                       --------
     Net sales........................................................ $1,974.3
     Net earnings..................................................... $   36.2
     Basic earnings per share......................................... $   0.74
     Diluted earnings per share....................................... $   0.77

  On November 9, 1995, the company merged with Data Switch by exchanging 1.8 million shares of company common stock and 0.2 million rights to receive company common stock for all of the outstanding common stock and related options and warrants of Data Switch. Data Switch designs, develops, manufactures, markets and services products for large-scale data center networks. As a result of the merger, the company incurred transaction costs, severance and balance sheet valuation adjustments of $12.7 ($8.1 after-tax). The transaction costs included investment banker and other professional fees. The consolidation costs included severance pay primarily for Data Switch and asset valuation adjustments.

19.DISCONTINUED OPERATIONS

  In November 1994, the company adopted a plan to sell Leeds & Northrup Company (L&N), formerly a part of the Process Controls sector, and Dynapower/Stratopower (Dynapower), formerly a part of the Industrial Technology sector. These operations have been accounted for as discontinued operations, and the consolidated financial statements have reported separately their net assets and operating results. In the second and third quarters of 1995, the company recorded a total of $99.9 before-tax charges ($64.0 after-tax) for additional expected losses relating to the disposal of L&N and Dynapower. Through December 31, 1996, substantially all related assets were sold. In September 1997, $3.8 of this amount ($2.3 after-tax) was no longer required and accordingly, was reversed.

20.DISPOSITION OF BUSINESS AND OTHER SPECIAL ITEMS

  In the fourth quarter of 1997, the company settled patent litigation and sold related patents for a pre-tax gain of $10.0 and sold its equity interest in a company in Mexico for a gain of $9.0. Income tax expense on the gains totaled $10.6. The effective tax rate on the Mexico gain differs from the U.S. statutory tax rate due to a difference in the book and tax basis of the equity investment sold. Additionally in the fourth quarter of 1997, the company recorded $13.8 of pre-tax charges in selling, general and administrative expenses for asset valuations, lease termination costs and other individually insignificant matters.

           GENERAL SIGNAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

  In August 1997, the company sold substantially all of the assets of GSPG, a unit of the Process Controls sector, to Pentair, Inc. for approximately $200 and recognized a pre-tax gain of $63.7 ($17.2 after-tax). The effective tax rate differs from the U.S. statutory tax rate due to a difference in the book and tax basis of GSPG. Additionally, during the third quarter of 1997, the company recorded charges for inventory and accounts receivable policy changes, asset write-offs, professional fees and cancellation of a facility lease. Additionally, the company reversed a restructuring reserve that was no longer needed due to the formation of EGS. The net of these charges of $14.1 were included in cost of sales ($11.1) and selling, general and administrative expenses ($3.0), with an associated income tax benefit of $5.4.

  In January 1996, the company sold Kinney, a unit of the Process Controls sector, for $29.0 and recognized a pre-tax gain of $20.8. Included in the gain were transaction costs of approximately $0.5. Also during the first quarter of 1996, the company recognized $19.7 of pre-tax charges for asset write-downs, lease termination costs, severance, warranty repairs and environmental matters. The charges were included in cost of sales ($13.0) and selling, general and administrative expenses ($6.7), with an associated income tax benefit of $7.9.

           GENERAL SIGNAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

21.BUSINESS SECTOR INFORMATION

  The company manufactures industrial products and components in the Process Control, Electrical Control and Industrial Technology (primarily transportation and telecommunication) industries. See pages 3 through 5 of this 10-K for a description of major products and markets served.

PRODUCT SECTORS             1997         1996        1995        1994        1993
---------------           --------     --------    --------    --------    --------
NET SALES:
Process Controls........  $  671.9     $  752.4    $  719.7    $  606.4    $  545.8
Electrical Controls.....     910.9        945.3       777.0       618.6       547.1
Industrial Technology...     371.8        367.3(/2/)  366.5       302.7       261.3
                          --------     --------    --------    --------    --------
                          $1,954.6     $2,065.0    $1,863.2    $1,527.7    $1,354.2
                          ========     ========    ========    ========    ========
OPERATING EARNINGS:
Process Controls........  $  149.9(/1/)$  128.9(/3/)$  92.0    $   66.8(/5/)   45.1(/6/)
Electrical Controls.....      66.4(/1/)    86.4(/3/)   62.1(/4/)   30.7(/5/)   29.2(/6/)
Industrial Technology...      64.3(/1/)    62.5(/3/)   51.1(/4/)   47.4(/5/)   44.8
Other charges and cred-
 its....................       --           --          --         46.2        48.0(/7/)
                          --------     --------    --------    --------    --------
                             280.6        277.8       205.2       191.1       167.1
Equity income...........      11.8          1.1         0.9         1.0         0.2
Interest expense, net...     (13.2)       (21.5)      (24.3)      (11.8)      (16.6)
Unallocated expenses....     (26.4)(/1/)  (35.0)      (25.4)      (20.0)      (11.6)
                          --------     --------    --------    --------    --------
Earnings from continuing
 operations before in-
 come taxes.............  $  252.8     $  222.4    $  156.4    $  160.3    $  139.1
                          ========     ========    ========    ========    ========
IDENTIFIABLE ASSETS:
Process Controls........  $  299.7     $  434.9    $  420.9    $  391.4    $  474.3
Electrical Controls.....     532.5        700.7       692.0       399.4       326.5
Industrial Technology...     191.0        205.9       209.0       181.3       167.2
                          --------     --------    --------    --------    --------
                           1,023.2      1,341.5     1,321.9       972.1       968.0
General corporate as-
 sets...................     220.2        183.1       210.3       211.8       213.1
Assets held for sale at
 estimated realizable
 value..................       --           4.9        60.4       153.6        25.7
Investments in and ad-
 vances to affiliates...     144.6         21.5        20.6        20.4        18.1
                          --------     --------    --------    --------    --------
Total assets............  $1,388.0     $1,551.0    $1,613.2    $1,357.9    $1,224.9
                          ========     ========    ========    ========    ========
DEPRECIATION OF PROPER-
 TY, PLANT AND EQUIP-
 MENT(/8/):
Process Controls........  $   17.2     $   17.8    $   17.9    $   16.6    $   12.4
Electrical Controls.....      20.3         22.1        19.0        14.5        13.0
Industrial Technology...      10.9         10.6        11.4         6.4         6.4
Corporate and other.....       2.3          2.1         2.0         4.2         3.6
CAPITAL EXPENDITURES(/8/):
Process Controls........  $   18.8     $   21.8    $   15.0    $   28.7    $   23.1
Electrical Controls.....      20.9         25.1        21.1        21.8        22.3
Industrial Technology...      11.2         10.5        11.0        11.4         7.7
Corporate and other.....       5.6          1.9         1.9        12.9         2.0

(1) Includes 1997 income in Process Controls ($63.7) and unallocated expenses ($19.0) for the gain on sale of GSPG, settlement of patent litigation and sale of patents and gain on sale of equity interest in a company in Mexico. Also recorded were charges in Process Controls ($2.8), Electrical Controls ($16.7), Industrial Technology ($1.9) and unallocated expenses ($6.5) for asset valuations, restructuring charges, lease termination costs and other matters.
(2) Includes $4.2 of royalty income.
(3) Includes 1996 income in Process Controls ($22.6) and Industrial Technology ($4.2) for the gain on sale of Kinney, insurance gain on the recovery of destroyed assets and royalty income. Also recorded were charges in Process Controls ($4.0), Electrical Controls ($11.1) and Industrial Technology ($4.6) for asset write-downs, lease termination costs, severance, warranty repairs and environmental matters.
(4) Includes 1995 charges in Electrical Controls ($7.4) and Industrial Technology ($12.7) for the acquisition of Best Power and merger with Data Switch.
(5) Includes 1994 charges in Process Controls ($11.9), Electrical Controls ($19.2) and Industrial Technology ($9.9) for the consolidation of operations, asset valuations, environmental and other.
(6) Includes 1993 charges in Process Controls ($22.1) and Electrical Controls ($10.5) for asset valuations, restructuring and transaction and consolidation charges related to Revco.
(7) Represents credits for the divested semiconductor operations ($53.2) and charges for the transportation businesses ($5.2).
(8) Excludes discontinued operations.

            GENERAL SIGNAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

22.GEOGRAPHIC AREAS

                                1997      1996      1995      1994      1993
                              --------  --------  --------  --------  --------
NET SALES:
United States...............  $1,764.3  $1,901.0  $1,699.8  $1,390.0  $1,218.9
Foreign.....................     273.0     274.6     239.9     180.7     173.7
Intergeographic.............     (82.7)   (110.6)    (76.5)    (43.0)    (38.4)
                              --------  --------  --------  --------  --------
                              $1,954.6  $2,065.0  $1,863.2  $1,527.7  $1,354.2
                              ========  ========  ========  ========  ========
OPERATING EARNINGS(/1/):
United States...............  $  193.5  $  234.7  $  212.0  $  135.7  $  113.4
Other charges and credits...      72.7      20.8     (20.1)     46.2      48.0
Foreign.....................      14.4      22.3      13.3       9.2       5.7
                              --------  --------  --------  --------  --------
                              $  280.6  $  277.8  $  205.2  $  191.1  $  167.1
                              ========  ========  ========  ========  ========
IDENTIFIABLE ASSETS(/2/):
United States...............  $  866.4  $1,201.0  $1,175.6  $  875.8  $  822.5
Foreign.....................     156.8     140.5     146.3      96.3     145.5
                              --------  --------  --------  --------  --------
                              $1,023.2  $1,341.5  $1,321.9  $  972.1  $  968.0
                              ========  ========  ========  ========  ========
Export sales to unaffiliated
 customers(/3/).............  $  176.8  $  215.2  $  199.1  $  125.4  $  110.9

-------
(1) Excludes equity income, net interest expense and unallocated expenses.
(2) Excludes general corporate assets and investments in affiliates.
(3) Included in United States sales.

23.SUPPLEMENTARY INFORMATION

                                                                 YEAR ENDED
                                                                DECEMBER 31,
                                                             ------------------
                                                             1997  1996   1995
                                                             ----- ----- ------
Liabilities assumed in conjunction with acquisitions:
  Fair value of assets acquired............................. $11.0 $ --  $332.1
  Cash paid.................................................  11.0   --  (280.2)
                                                             ----- ----- ------
                                                             $ --  $ --  $ 51.9
                                                             ===== ===== ======
Research and development.................................... $45.7 $47.5 $ 46.9
Advertising expense......................................... $16.1 $17.9 $ 14.1

           GENERAL SIGNAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

24. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                               FIRST               SECOND           THIRD               FOURTH
                          ---------------      --------------- -------------------- --------------------
                           1997    1996         1997    1996    1997         1996    1997         1996
                          ------- -------      ------- ------- -------      ------- -------      -------
Net sales...............  $ 505.6 $ 481.7      $ 539.6 $ 515.0 $ 475.7      $ 521.6 $ 433.7      $ 546.7
Gross profit............    148.3   130.3        163.7   157.7   129.2        165.4   134.9        175.9
Earnings from continuing
 operations.............     24.3    25.4(/3/)    34.4    31.6    36.0(/1/)    37.4    36.3(/2/)    39.0
Disposal of discontinued
 operations.............      --      --           --      --      2.3          --      --           --
Cumulative effect of
 accounting change......      --      --           --      --      --           --     (3.7)         --
                          ------- -------      ------- ------- -------      ------- -------      -------
Net earnings............  $  24.3 $  25.4      $  34.4 $  31.6 $  38.3      $  37.4 $  32.6      $  39.0
                          ======= =======      ======= ======= =======      ======= =======      =======
Basic earnings (loss)
 per share of common
 stock(/4/):
  Continuing
   operations...........  $  0.47 $  0.51      $  0.68 $  0.64 $  0.71      $  0.75 $  0.75      $  0.78
  Disposal of
   discontinued
   operations...........      --      --           --      --     0.05          --      --           --
  Cumulative effect of
   accounting change....      --      --           --      --      --           --    (0.08)         --
                          ------- -------      ------- ------- -------      ------- -------      -------
  Net earnings..........  $  0.47 $  0.51      $  0.68 $  0.64 $  0.76      $  0.75 $  0.67      $  0.78
                          ======= =======      ======= ======= =======      ======= =======      =======
Diluted earnings (loss)
 per share of common
 stock(/4/):
  Continuing
   operations...........  $  0.47 $  0.51      $  0.68 $  0.62 $  0.71      $  0.73 $  0.75      $  0.76
  Disposal of
   discontinued
   operations...........      --      --           --      --     0.05          --      --           --
  Cumulative effect of
   accounting change....      --      --           --      --      --           --    (0.08)         --
                          ------- -------      ------- ------- -------      ------- -------      -------
  Net earnings..........  $  0.47 $  0.51      $  0.68 $  0.62 $  0.76      $  0.73 $  0.67      $  0.76
                          ======= =======      ======= ======= =======      ======= =======      =======
Common stock price
 range:
  High..................  $46 3/4 $37 3/4      $46 3/4 $40 1/8 $    53      $44 1/4 $44 7/8      $44 1/2
  Low...................   38 1/2      32       36 1/8  35 1/4 37 3/16       36 1/4  36 5/8       39 3/4
Dividends declared per
 share..................  $ 0.255 $  0.24      $ 0.255 $  0.24 $ 0.255      $  0.24 $  0.27      $ 0.255
Dividends paid per
 share..................  $ 0.255 $  0.24      $ 0.255 $  0.24 $ 0.255      $  0.24 $ 0.255      $  0.24

-------
Earnings before cumulative effect of accounting change was $38.3 ($0.76 per share) in the third quarter of 1997.
Note: The sum of the quarters' earnings per share may not equal the full year per-share amounts.
(1) Included $63.7 gain on sale of GSPG. The company also recorded $14.1 of special charges for asset valuations, restructuring charges and other matters.
(2) Included $10.0 gain on settlement of a patent litigation and sale of patents and $9.0 gain on sale of an investment in Mexico. The company also recorded $13.8 of special charges for asset valuations, lease termination costs and other matters.
(3) Included $20.8 gain on sale of Kinney and $6.0 related to a royalty contract and an insurance gain. The company also recorded $19.7 of charges for asset write-downs, lease termination costs, severance, warranty repairs and environmental matters.
(4) The 1996 and first three quarters of 1997 earnings per share amounts have been restated to comply with SFAS No. 128.

            GENERAL SIGNAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

                 SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS



                             YEAR ENDED DECEMBER 31, 1997, 1996 AND 1995
                          --------------------------------------------------------
                                           ADDITIONS
                          BALANCE AT    CHARGED TO COSTS                BALANCE AT
                          BEGINNING           AND                         END OF
                          OF PERIOD         EXPENSES     DEDUCTIONS       PERIOD
                          ----------    ---------------- ----------     ----------
                                            (IN MILLIONS)
1997
Reserves deducted from
 assets:
  Allowance for doubtful
   accounts.............    $ 10.0           $ 8.6         $ (6.3)(/1/)   $12.3
Dispositions and special
 items:
  Consolidation of oper-
   ations and other.....    $ 10.8             1.0           (6.7)          5.1
  Acquisition related...       0.8             --            (0.6)          0.2
  Semiconductor.........       0.6             --            (0.4)          0.2
  Restructuring and
   product repairs......       6.0             --            (6.0)          --
                            ------           -----         ------         -----
                            $ 18.2           $ 1.0         $(13.7)        $ 5.5
                            ======           =====         ======         =====
1996
Reserves deducted from
 assets:
  Allowance for doubtful
   accounts.............    $ 10.6           $ 2.1         $ (2.7)        $10.0
  Assets held for sale..    $ 67.9             --           (67.9)(/2/)   $ --
Dispositions and special
 items:
  Consolidation of oper-
   ations and other.....    $ 24.7             --           (13.9)(/2/)    10.8
  Acquisition related...       4.1             --            (3.3)          0.8
  Semiconductor.........       3.2             --            (2.6)          0.6
  Restructuring and
   product repairs......       0.7             7.9           (2.6)          6.0
                            ------           -----         ------         -----
                            $ 32.7           $ 7.9         $(22.4)        $18.2
                            ======           =====         ======         =====
1995
Reserves deducted from
 assets:
  Allowance for doubtful
   accounts.............    $ 10.7(/6/)      $ 4.9         $ (5.0)(/3/)   $10.6
  Assets held for sale..    $  8.6            59.5           (0.2)(/4/)   $67.9
Dispositions and special
 items:
  Consolidation of oper-
   ations and other.....    $ 15.9            40.4          (31.6)(/3/)    24.7
  Acquisition related...       0.6             5.6           (2.1)(/5/)     4.1
  Semiconductor.........      18.1             --           (14.9)(/5/)     3.2
  Restructuring.........       2.5             --            (1.8)(/5/)     0.7
                            ------           -----         ------         -----
                            $ 37.1           $46.0         $(50.4)        $32.7
                            ======           =====         ======         =====

-------
(1) Includes $1.9 due to the sale of GSPG and the contribution of GSEG's net assets to EGS.
(2) Includes reclassification of $4.8 credit balance from assets held for sale reserve to discontinued operations reserve.
(3) Write-off of bad debts, net of recoveries.
(4) Reflects reclassification to accruals.
(5) Charges to reserve for related costs incurred during the year.
(6) Includes $0.6 of reserves recorded by Data Switch which were consolidated effective January 1, 1995.

                                                                    EXHIBIT (12)

            GENERAL SIGNAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

               CALCULATIONS OF RATIO OF EARNINGS TO FIXED CHARGES

                                                  YEAR ENDED DECEMBER 31,
                                             ----------------------------------
                                              1997   1996   1995   1994   1993
                                             ------ ------ ------ ------ ------
                                                   (DOLLARS IN MILLIONS)
Earnings:
  Earnings from continuing operations before
   income taxes............................. $252.8 $222.4 $156.4 $160.3 $139.1
  Fixed charges.............................   23.5   30.9   34.7   20.2   22.6
                                             ------ ------ ------ ------ ------
                                             $276.3 $253.3 $191.1 $180.5 $161.7
Fixed charges:
  Interest expense (gross).................. $ 17.1 $ 24.1 $ 27.7 $ 14.4 $ 18.0
  One-third of rent expense.................    6.4    6.8    7.0    5.8    4.6
                                             ------ ------ ------ ------ ------
                                             $ 23.5 $ 30.9 $ 34.7 $ 20.2 $ 22.6
                                             ------ ------ ------ ------ ------
Ratio.......................................  11.76   8.20   5.51   8.94   7.15
                                             ====== ====== ====== ====== ======

                                                                    EXHIBIT (21)

            GENERAL SIGNAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

                           SUBSIDIARIES OF REGISTRANT

1. CONSOLIDATED SUBSIDIARIES

                                                        PERCENT ORGANIZED UNDER
                                                         OWNED    THE LAWS OF
                                                        ------- ---------------
Aurora/Hydromatic Pumps, Inc...........................   100   Delaware
Best Power Technology AG...............................   100   Switzerland
 Subsidiary of Best Power Technology AG:
 Sola Electric GmbH....................................   100   Germany
Borri Elettronica Industriale S.r.L....................   100   Italy
DeZurik of Australia Proprietary Ltd...................   100   Australia
DeZurik Vertriebs GmbH.................................   100   Austria
Fairbanks Morse Pump Corporation.......................   100   Kansas
 Subsidiary of Fairbanks Morse Pump Corporation:
 Fairbanks Morse Limited (India).......................    35   India
GCA International Corporation..........................   100   New Jersey
GSR Merger Sub., Inc...................................   100   Delaware
G.S. Building Systems Corporation......................   100   Connecticut
General Signal (China) Co., Ltd........................   100   China
General Signal FSC, Inc................................   100   Virgin Islands
General Signal Holdings Company........................   100   Delaware
 Subsidiary of General Signal Holdings Company:........
 General Signal Networks, Inc..........................   100   Delaware
  Subsidiaries of General Signal Networks, Inc.:.......
  Data Switch Intellectual Property, Inc...............   100   Delaware
  Data Switch Subsidiary Stock Corporation.............   100   Delaware
  Data Switch Collections, Inc.........................   100   Delaware
  Data Switch (UK) Limited.............................    50   England
  (balance of 50% held by Data Switch Subsidiary Stock
   Corporation)
  General Signal Networks Italia S.r.L.................   100   Italy
  General Signal Networks Limited......................   100   England
 General Signal Technology Corporation.................   100   Delaware
  Subsidiary of General Signal Technology Corporation:
  General Farebox of Atlanta, Inc......................   100   Delaware
General Signal International Corporation...............   100   Delaware
General Signal Limited.................................   100   Canada
General Signal Mauritius, Inc..........................   100   Mauritius
General Signal S.E.G.--Asia, Ltd.......................   100   Hong Kong
General Signal Power Systems, Inc......................   100   Wisconsin
 Subsidiaries of General Signal Power Systems, Inc.:
 Best Power Technology SARL (France)...................   100   France
 Best Power Technology Mexico SA. de C.V...............   100   Mexico
 Best Power Technology Limited.........................   100   Taiwan
  Subsidiary of Best Power Technology Limited:
  Best Power Taiwan Trading Co. Ltd....................   100   Taiwan
 Best Power Technology Pte. Limited....................   100   Singapore

                                                        PERCENT ORGANIZED UNDER
                                                         OWNED    THE LAWS OF
                                                        ------- ---------------
General Signal UK Limited..............................   100     England
 Subsidiaries of General Signal UK Limited:
 Best Power Technology Limited.........................   100     England
  Subsidiary of Best Power Technology Limited:.........
  Sola (UK) Ltd........................................   100     England
 DeZurik International Limited.........................   100     England
 GCA Limited...........................................   100     England
 G.S. Iona Ltd.........................................   100     England
 General Signal Europe Limited.........................   100     England
  Subsidiaries of General Signal Europe Limited:
  General Signal Verwaltaugsgesellschaft mbH...........   100     Germany
  General Signal GmbH & Co. KG.........................    99     Germany
   Subsidiaries of General Signal GmbH & Co. KG:
   Best Power Technology GmbH..........................   100     Germany
   General Signal Networks GmbH........................   100     Germany
   Data Switch Elektronik GmbH.........................   100     Germany
 General Signal SEG, Ltd...............................   100     England
 Leeds & Northrup Limited..............................   100     England
 Lightnin (Europe) Limited.............................   100     England
 Lightnin Mixers Limited...............................   100     England
 Tau-Tron (UK) Limited.................................   100     England
 Telenex Europe Limited................................   100     England
Kayex China Holdings, Inc..............................   100     Delaware
 Subsidiary of Kayex China Holdings, Inc.:
 Hangzhou Kayex Zheda Electromechanical Co., Ltd.......  53.3     China
Leeds & Northrup Company...............................   100     Delaware
 Subsidiaries of Leeds & Northrup Company:
 Leeds & Northrup GmbH.................................   100     Germany
 Leeds & Northrup Mexicanna, S.A.......................   100     Mexico
 Leeds & Northrup S.A..................................   100     Spain
 LDN, Ltd..............................................   100     Delaware
  Subsidiaries of LDN, Ltd.:
  Leeds & Northrup S.A.R.L.............................   100     France
  General Signal Ireland B.V...........................   100     Netherlands
   Subsidiary of General Signal Ireland B.V.:..........
   High Ridge Ireland Ltd..............................   100     Ireland
    Subsidiary of High Ridge Ireland Ltd.:
    General Signal Enterprises.........................    99     Ireland
  Leeds & Northrup Singapore, Pte., Ltd................   100     Singapore
  L&N Products Pty Ltd.................................   100     Australia
   Subsidiary of L&N Products Pty Ltd.:
   Leeds & Northrup (New Zealand) Ltd..................   100     New Zealand
  Leeds & Northrup Italy, S.p.A........................    53     Italy
  (Remaining 47% owned by Leeds & Northrup Company)
  Lightnin Mixers Pty. Ltd.............................    60     Australia
  (Remaining 40% owned by General Signal Ltd.)
  Lightnin Private Limited.............................   100     Singapore
  Metal Forge Company, Inc.............................   100     Delaware
  Shenyang Stock Electric Power Equipment Company, Lim-
   ited................................................    50     China
  Sola Australia, Limited..............................   100     Australia
  Stock Japan, Ltd.....................................   100     Japan

2. OTHER SUBSIDIARIES

  EGS Electrical Group LLC, organized under the laws of Delaware, is 7.21 percent owned by G.S. Building Corporation, 40.29 percent owned by General Signal Corporation and 52.5 percent owned by Emerson Electric. The subsidiaries of EGS Electrical Group LLC are as follows:

                                                        PERCENT ORGANIZED UNDER
                                                         OWNED    THE LAWS OF
                                                        ------- ---------------
     OZ Gedney LLC.....................................   100      Delaware
     Dual-Lite Manufacturing, Inc......................   100      Delaware
     Teraski Nelson Ltd................................    50      Japan
     (Balance of 50% owned by Terasaki Co. of Japan)

  The following foreign subsidiaries and the investment of 50 percent or less owned companies are carried at cost plus equity in undistributed earnings since acquisition. These subsidiaries and companies are not material individually or in the aggregate in relation to the financial statements.

                                                         PERCENT ORGANIZED UNDER
                                                          OWNED    THE LAWS OF
                                                         ------- ---------------
     Subsidiaries of General Signal Corporation:
     DeZurik Japan Co., Ltd.............................    48     Japan
     DeZurik Mexico, S.A. de C.V........................    49     Mexico
     HMS Ventures Ltd...................................    14     California
     High Ridge Company, Limited........................   100     Bermuda
     Koyo Lindberg Ltd..................................    50     Japan

                                                                   EXHIBIT (23)
                         CONSENT OF ERNST & YOUNG LLP

The Board of Directors and Shareholders General Signal Corporation

  We consent to the incorporation by reference in the Registration Statements (Form S-3 No. 33-33929) pertaining to the universal shelf registration dated May, 1994, (Form S-8 No. 33-46613) pertaining to the General Signal Corporation Savings and Stock Ownership Plan, (Form S-8 No. 33-05181) pertaining to General Signal Corporation's stock incentive plans, (Form S-8 to Form S-4 No. 33-62437-01) pertaining to stock options assumed as a result of the merger with Data Switch Corporation (Form S-3 to Form S-4 No. 33-62437-02) pertaining to the outstanding stock warrants as a result of the merger with Data Switch Corporation and related prospectuses of our report dated January 23, 1998, with respect to the financial statements and schedules of General Signal Corporation included in this Annual Report (Form 10-K) for the year ended December 31, 1997.



                                        /s/ Ernst & Young LLP



Stamford, Connecticut
March 20, 1998