Form 10-Q
period 1998-03-31
GENERAL SIGNAL CORP
filed 1998-05-06
CIK 40834

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998     COMMISSION FILE NUMBER 1-996
                                       OR

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
                            X
                          (Yes)     (No)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $1.00                              43,634,760
            (Class)                             (Outstanding at April 15, 1998)

            GENERAL SIGNAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                      INDEX


                                                               Page No.
PART I - FINANCIAL INFORMATION:

     Statement of Earnings -
       Three Months Ended March 31, 1998 and 1997              3


     Balance Sheet -
       As of March 31, 1998 and December 31, 1997              4


     Condensed Statement of Cash Flow -
       Three Months Ended March 31, 1998 and 1997              5


     Notes to Financial Statements                             6


     Management's Discussion and Analysis of
       Financial Condition and Results of Operations          10


PART II - OTHER INFORMATION                                   14







                         PART I: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
            GENERAL SIGNAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
                             Statement of Earnings
                      (In millions, except per-share data)
                                  (Unaudited)


                                                            THREE MONTHS ENDED MARCH 31,
                                                                 1998           1997

Net sales                                                      $374.4          $505.6

Cost of sales                                                   264.9           357.3

Selling, general and administrative expenses                     78.4           104.4

                                                                343.3           461.7

Operating earnings                                               31.1            43.9

Equity in earnings of EGS                                        10.0             - -

Interest expense, net                                            (3.2)          (3.4)

Earnings before income taxes                                     37.9            40.5

Income taxes                                                     14.6            16.2

Net earnings                                                    $23.3           $24.3

Basic earnings per share                                         $0.50          $0.47

Diluted earnings per share                                       $0.50          $0.47

Dividends declared per share                                     $0.27         $0.255


   See accompanying notes to financial statements.


            GENERAL SIGNAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
                                  Balance Sheet
                                  (In millions)

                                                          (Unaudited)                (Audited)
                                                            MARCH 31,               DECEMBER 31,
ASSETS                                                      1998                          1997
Current assets:
   Cash and cash equivalents                              $   48.0                     $    50.0
   Accounts receivable, net                                  274.6                         285.4
   Inventories, net                                          164.9                         156.8
   Prepaid expenses and other current assets                  24.1                          23.2
   Deferred income taxes                                      50.8                          52.7
       Total current assets                                  562.4                         568.1

Property, plant and equipment, net of accumulated
   depreciation and amortization                             238.8                         240.7
Intangibles, net of accumulated amortization                 261.3                         264.3
Investment in EGS                                            132.8                         133.1
Pension asset                                                134.2                         127.5
Other assets                                                  53.3                          54.3

Total assets                                              $1,382.8                      $1,388.0

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Short-term borrowings and current
      maturities of long-term debt                        $    9.3                      $    9.0
   Accounts payable                                          144.0                         142.7
   Accrued expenses                                          174.4                         184.4
   Income taxes                                               40.3                          40.4
      Total current liabilities                              368.0                         376.5

Long-term debt, less current maturities                      226.5                         207.4
Accrued post-retirement and post-employment
   obligations                                               109.8                         112.4
Deferred income taxes                                         52.3                          50.3
Other liabilities                                             12.4                          11.7

       Total long-term liabilities                           401.0                         381.8

Shareholders' equity:
   Common stock                                               78.5                          78.5
   Additional paid-in capital                                365.8                         367.2
   Retained earnings                                         746.8                         746.7
   Accumulated other comprehensive loss                      (10.7)                        (11.8)
   Common stock in treasury                                 (566.6)                       (550.9)

       Total shareholders' equity                            613.8                         629.7

Total liabilities and shareholders' equity                $1,382.8                      $1,388.0

See accompanying notes to financial statements.


            GENERAL SIGNAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
                        Condensed Statement of Cash Flow
                                  (In millions)
                                   (Unaudited)

                                                          THREE MONTHS ENDED MARCH 31,
                                                           1998                  1997
CASH FLOW FROM OPERATING ACTIVITIES:
   Net earnings                                           $  23.3             $  24.3
   Adjustments to reconcile net earnings
      to net cash from operating activities
          Equity in earnings of EGS                         (10.0)               - -
          Deferred income taxes                               4.3                 5.5
          Depreciation and amortization                      15.2                17.7
          Pension credits                                    (4.0)               (3.6)
          Other, net                                          0.6                (0.6)
   Changes in assets and liabilities, net of
      effects from acquisitions and divestitures            (12.9)              (23.4)

                   Net cash from operating activities        16.5                19.9

CASH FLOW FROM INVESTING ACTIVITIES:
     Divestitures                                           - -                   2.4
     Capital expenditures                                   (10.2)              (11.5)
     Other, net                                               0.9                 2.5

         Net cash from investing activities                  (9.3)               (6.6)

CASH FLOW FROM FINANCING ACTIVITIES:
     Net change in short and long-term
       borrowings                                            19.4                82.6
     Dividends paid                                         (12.7)              (13.6)
     Issuance of common stock                                 0.4                 7.2
     Purchase of common stock                               (16.3)              (67.2)

          Net cash from financing activities                 (9.2)                9.0

          Net change in cash and cash equivalents            (2.0)               22.3

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR               50.0                17.7

CASH AND CASH EQUIVALENTS AT END OF PERIOD                $  48.0              $ 40.0

See accompanying notes to financial statements.


            GENERAL SIGNAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
                          Notes to Financial Statements
                                   (Unaudited)


1. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments (consisting of normal, recurring items) necessary for the fair presentation of results for these interim periods. These results are based upon generally accepted accounting principles consistently applied with those used in the preparation of the company's 1997 Annual Report on Form 10-K. The results of operations for the three-month period ended March 31, 1998 are not necessarily indicative of the results of operations that may be expected for the full year.

    The financial information as of March 31, 1998 should be read in conjunction with the financial statements contained in the company's 1997 Annual Report on Form 10-K.

2. Certain reclassifications have been made to the 1997 financial statements to conform with the 1998 presentation.

3.  INVENTORIES

                                   March 31,     December 31,
                                    1998           1997
                                         (In millions)
Finished goods                  $  46.6           $  43.9
Work in process                    42.4              38.3
Raw material and purchased parts   88.6              87.3
   Total FIFO cost                177.6             169.5

Excess of FIFO cost over LIFO
inventory value                   (12.7)            (12.7)

Net carrying value             $  164.9           $ 156.8


4.   PROPERTY, PLANT AND EQUIPMENT

                                              March 31,     December 31,
                                                   1998     1997
                                                     (In millions)
Property, plant and equipment, at cost            $ 584.8      $ 576.3

Accumulated depreciation and amortization          (346.0)      (335.6)

Property, plant and equipment, net                $ 238.8      $ 240.7


5.   CAPITAL STOCK
                                              March 31,       December 31,
                                                   1998         1997
                                                      (In millions)
[S]                                               [C]          [C]
COMMON STOCK:
   Shares authorized                                150.0        150.0
   Shares issued                                     65.0         65.0
   Held in treasury                                 (18.3)       (17.9)

    In April 1998, 2.8 million shares of common stock were repurchased by the company under the stock buy-back program for $129.2 million.


6.  COMPREHENSIVE INCOME

    As of January 1, 1998, the company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No.
    130). SFAS No. 130 establishes rules for the reporting and display of comprehensive income and its components. The adoption of this statement had no impact on the company's net income or shareholders' equity. SFAS No. 130 requires foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in a presentation of other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.

    During the first quarter of 1998 and 1997, total comprehensive income amounted to $24.4 million and $20.2 million, respectively. The components, net of related tax, were as follows:

                                           Three Months Ended March 31,
                                           1998                    1997
                                                  (In millions)
Net income                                $ 23.3                 $ 24.3
Foreign currency translation adjustments     1.1                   (4.1)
Comprehensive income                      $ 24.4                 $ 20.2

    The components of accumulated other comprehensive loss, net of related tax, were as follows:

                                                  March 31,    December 31,
                                                    1998          1997
                                                       (In millions)
Foreign currency translation adjustments           $ (9.0)     $ (10.1)
Minimum pension liability adjustment                 (1.7)        (1.7)
Accumulated other comprehensive loss               $(10.7)     $ (11.8)

7.    BUSINESS SEGMENT INFORMATION
                                               Three Months Ended March 31,
                                                   1998           1997
                                                     (In millions)

NET SALES:
Process Controls                                $ 119.1        $ 174.7
Electrical Controls                               163.4          236.0
Industrial Technology                              91.9           94.9

                                                $ 374.4        $ 505.6

OPERATING EARNINGS:
Process Controls                                $  13.7        $  17.1
Electrical Controls                                12.4           18.7
Industrial Technology                              14.8           18.3

Total operating earnings before unallocated
expenses, equity earnings and interest             40.9           54.1
Equity in earnings of EGS                          10.0            - -
Net interest expense                               (3.2)          (3.4)
Unallocated expenses                               (9.8)         (10.2)
Earnings before income taxes                    $  37.9        $  40.5

8.  SUPPLEMENTAL INFORMATION - STATEMENT OF CASH FLOW

                                   Three Months Ended March 31,
                                      1998           1997
                                          (In millions)
 CASH PAID FOR:

   Interest                        $   3.2        $   3.9
   Income taxes                    $  17.0        $  10.6

The company had the following non-cash
financing activity:
   Conversion of convertible debt into
      common stock                 $   - -        $  39.3

9.  EARNINGS PER SHARE

    The following table sets forth the computation of basic and diluted earnings per share (in millions, except for per-share data):

                                         Three Months Ended March 31,
                                               1998          1997
Numerator:
 Numerator for basic and diluted earnings
    per share - net income                    $  23.3    $  24.3
 Effect of dilutive securities:
   5.75 percent convertible
   subordinated notes                            - -         0.2
   Numerator for diluted earnings per
   share - income available to common
   shareholders after assumed
   conversion                                  $  23.3   $  24.5

Denominator:
 Denominator for basic earnings per
   share - weighted-average shares                46.7      52.2
 Effect of dilutive securities:
   Employee stock options                          0.2       0.2
   5.75 percent convertible
   subordinated notes                               - -      0.1
   Restricted stock                                0.1        - -
   Dilutive potential common shares                0.3       0.3
   Denominator for diluted earnings per
    share - adjusted weighted-average
    shares and assumed conversions                47.0      52.5

Basic earnings per share                        $ 0.50    $ 0.47

Diluted earnings per share                      $ 0.50    $ 0.47

10. REPURCHASE OF SHARES

 On June 19, 1997 the Board of Directors approved a stock buy-back program of up to $150.0 million and on September 18, 1997, the Board of Directors approved an increase of this program to $300.0 million. Through March 31, 1998, 4.0 million shares had been repurchased under the program for $170.8 million. As of April 15, 1998, the program was completed with the total of 6.8 million shares repurchased for $300.0 million.

11. EGS JOINT VENTURE

 The company owns a 47.5 percent interest in EGS Electrical Group, LLC (EGS), a joint venture with Emerson Electric Company. The company accounts for its investment in EGS under the equity method of accounting. Effective January 1, 1998, the company began accounting for its investment in EGS on a three-month lag basis. EGS' fiscal year-end is September 30, 1998. EGS' operations for the period from October 1, 1997 to December 31, 1997 were the following (in millions):

 EGS:
 Net sales                               $135.5
 Gross profit                              52.8
 Pre-tax income                            20.9

 EGS' pre-tax income for the quarter ended March 31, 1998 was not materially different than the pre-tax income earned during the previous quarter.

 The company's investment in EGS at March 31, 1998 was approximately $17 million less than its equity in the joint venture's net assets at December 31, 1997. The difference between the company's investment and EGS' net assets is being amortized on a straight-line basis over an estimated economic life of 40 years.

 Condensed balance sheet information of EGS as of December 31, 1997 was as follows (in millions):

 Current assets                          $149.0
 Noncurrent assets                        241.7
 Current liabilities                       59.4
 Noncurrent liabilities                    16.0

                  ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (Dollars in millions, except per-share data)

RESULTS OF OPERATIONS - FIRST QUARTER 1998 COMPARED TO FIRST QUARTER 1997

                                                                        1998                1997               Change
                 Net sales                                             $374.4             $505.6               (25.9%)
                 Gross profit                                           109.5              148.3               (26.2%)
                    Margin percent                                       29.2%              29.3%
                 Selling, general and
                    administrative expenses                              78.4              104.4               (24.9%)
                    Percent of sales                                     20.9%              20.6%
                 Operating earnings                                      31.1               43.9               (29.2%)
                 Equity in earnings of EGS                               10.0                - -                  - -
                 Interest expense, net                                   (3.2)              (3.4)               (5.9%)
                 Earnings before income taxes                            37.9               40.5                (6.4%)
                 Income taxes                                            14.6               16.2                (9.9%)
                 Net earnings                                            23.3               24.3                (4.1%)
                 Net earnings per share:
                    Basic                                                $0.50              $0.47                6.4%
                    Diluted                                              $0.50              $0.47                6.4%

BUSINESS DIVESTITURES: In August 1997, the company sold the General Signal Pump Group (GSPG), a unit of the Process Controls sector, and in September 1997, the company contributed the net assets of General Signal Electrical Group (GSEG), a unit of the Electrical Controls sector, to the EGS Electrical Group (EGS), a joint venture with Emerson Electric's Appleton Electric operations. The company accounts for its investment in EGS under the equity method of accounting. Effective January 1, 1998, the company began accounting for its investment in EGS on a three-month lag basis. This change did not have a material impact on the company's results of operations for the first quarter of 1998.

NET SALES: Consolidated sales decreased 25.9 percent from 1997 levels primarily due to the sale of GSPG and contribution of the net assets of GSEG to EGS. Adjusted for the disposition of GSPG and the contribution of GSEG's net assets to EGS, net sales decreased approximately 1.5 percent, reflecting lower volume in the Process Control and Industrial Technology sectors. International sales represented approximately 28 percent of total net sales in 1998 versus 23 percent in 1997. The increase resulted from the disposition of GSPG and the contribution of GSEG to EGS. Historically, international sales for GSPG and GSEG were a small portion of their total sales. Additionally, international sales increased due to higher sales of new channel switch products.

Process Control sector sales were $119.1 in the first quarter of 1998 as compared to $174.7 in the same period in 1997. The majority of the decrease was due to the sale of GSPG, which recorded sales of approximately $49 in the first quarter of 1997. Sector sales were also impacted by lower volume of mixers due to a general softening in all product lines.

Sales in the Electrical Controls sector decreased 30.8 percent to $163.4 from $236.0 in the same period of last year. The decrease was primarily due to the company's contribution of GSEG's net assets to EGS. GSEG's sales in the first quarter of 1997 were approximately $76. Adjusted for the contribution of GSEG's net assets to EGS, net sales increased approximately 2.4 percent, as a result of strong sales of fire detection systems and medium power transformers in the U.S. Partially offsetting these increases was lower volume of electrical motors due to the mild winter and more companies producing motors in-house.

Industrial Technology sector sales decreased 3.2 percent to $91.9 versus $94.9 in the same period in 1997. Decreases in NCOE matrix sales, which had higher sales in the first quarter of 1997 due to a new application, and data networking sales were partially offset by an increase in CD9000(TM) Director sales, a product introduced in late 1996.

GROSS PROFIT: 1998 gross profit as a percentage of sales decreased to 29.2 percent from 29.3 percent in the first quarter of 1997. The decrease was due to lower sales of high margin products, partially offset by productivity improvements.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses as a percentage of sales increased to 20.9 percent in 1998 compared to 20.6 percent in the first quarter of 1997. First quarter 1998 expenses were higher due primarily to the impact of fixed expenses on lower sales volume. Included in selling, general and administrative expenses was pension income of $4.0 in 1998 and $3.6 in 1997.

OPERATING EARNINGS: Consolidated operating earnings decreased 29.2 percent from first quarter 1997 primarily due to the sale of GSPG and contribution of the net assets of GSEG to EGS.

Operating earnings for the Process Controls sector was $13.7 compared to $17.1 for the same period in 1997. The decrease was due to the sale of GSPG, the lower mixer volume and sales of lower margin products, partially offset by a reduction in variable selling expenses and freight costs.

Electrical Controls sector operating earnings decreased to $12.4, versus $18.7 in the same period in 1997. The decrease was due to the company's contribution of GSEG's net assets to EGS. Adjusting for the GSEG contribution to EGS, operating earnings increased approximately 40 percent over the prior year, reflecting higher volume and productivity improvements.

Industrial Technology sector operating earnings decreased to $14.8 versus $18.3 in the same period in 1997. The decrease was due to lower sales of high margin NCOE product as well as higher professional services, travel and staffing related expenses.

Unallocated expenses decreased to $9.8 versus $10.2 in the same period in 1997. The decrease resulted from a reduction in work force, partially offset by higher recruiting, relocation and facility costs.

INTEREST EXPENSE: Net interest expense decreased 5.9 percent to $3.2 versus $3.4 in the same period of 1997. Lower average debt levels, resulting from the sale of GSPG, caused the decline in interest expense.


NET EARNINGS: Net earnings were $23.3 or $0.50 per share in 1998 compared to $24.3 or $0.47 per share in 1997. The company's effective tax rate for the quarter was 38.5 percent in 1998 versus 40.0 percent in the first quarter of 1997. The effective tax rate decreased due to increased tax credits. 1998 earnings per share reflects lower average shares versus the first quarter of 1997 due to the stock buy-back program.

       FINANCIAL CONDITION - MARCH 31, 1998 COMPARED TO DECEMBER 31, 1997

The following summarizes the cash flow activity for the first three months of 1998 compared to the first three months of 1997.

                                                                                                 1998                1997
                 Cash flow from operating activities                                            $16.5               $19.9

                 Divestitures                                                                     - -                 2.4
                 Capital expenditures                                                           (10.2)              (11.5)
                 Other investing activities                                                       0.9                 2.5
                 Cash flow from investing activities                                             (9.3)               (6.6)

                 Debt borrowings/(repayments)                                                    19.4                82.6
                 Dividends paid                                                                 (12.7)              (13.6)
                 Issuance of common stock                                                         0.4                 7.2
                 Purchase of common stock                                                       (16.3)              (67.2)
                 Cash flow from financing activities                                             (9.2)                 9.0

                 Net changes in cash and cash equivalents                                        (2.0)                22.3

                 Total debt to capitalization                                                   27.8%               25.5%

Included in operating cash flow for 1998 and 1997 were expenditures of $1.7 and $2.0, respectively, related to previously divested operations and $2.1 and $1.7, respectively, for severance pay.

Operating cash flow for the first three months of 1998 decreased in comparison to the first three months of 1997 primarily due to the reinvestment of EGS' earnings into the business and lower change in working capital.

In September 1997, the company announced its intention to explore the spin-off of its GS Networks unit and the possible disposition of three other units. These four units accounted for approximately 19 percent of the company's 1997 net sales. On February 11, 1998, the company filed a ruling request with the Internal Revenue Service (IRS) related to the GS Networks' spin-off. It is anticipated that the spin-off will occur in the third quarter of 1998 if favorable market conditions exist and a favorable IRS ruling is received.

On June 19, 1997, the Board of Directors approved a stock buy-back program of up to $150.0 and on September 18, 1997, the Board of Directors approved an increase of this program to $300.0. As of April 15, 1998, the program was completed with the total of 6.8 million shares repurchased for $300.0.


Total  debt-to-total capitalization was 27.8 percent at  March 31, 1998, up from
25.6 percent at year-end. Higher debt levels and lower equity since year-end, due to the stock buy-back program, caused the ratio to increase. Debt levels continued to increase in April as the company completed its share repurchase program. If the stock buy-back program had been completed in March 1998, total debt-to-total capitalization would have been 43.0 percent. The company is well positioned to finance future working capital requirements and capital expenditures through current earnings and available credit facilities.

SAFE HARBOR; FORWARD-LOOKING STATEMENTS

This 10-Q contains various forward-looking statements and includes assumptions concerning the company's operations, future results and prospects. The company's forward-looking statements are based on the company's current expectations, which are subject to a number of risks and uncertainties that could materially affect or reduce such operations and earnings. In connection with the "safe harbor" provisions of the Private Securities Reform Act of 1995, the company provides the following cautionary statement identifying important economic, political and technological factors, among others the absence of which could cause the actual results to differ materially from those set forth in or implied by the forward-looking statements and related assumptions. Such factors include the failure of: (1) a continuation of the increased order rate experienced during 1997, (2) productivity improvements meeting or exceeding budget, (3) new products under development being produced and accepted as anticipated, (4) stable governments and business conditions in emerging economies and (5) stable exchange rates between currencies in which the company is buying or selling materials and products. Further, since the company is a producer of capital goods and equipment, its results can vary with the relative strength of the economy. Demand for products in the Process Controls sector follows the demand for capital goods orders. The Electrical Controls sector depends upon several markets, principally the nonresidential construction and computer equipment industries. The Industrial Technology sector depends on several markets, primarily automotive, mass transportation, and telecommunications equipment. Mass transportation depends upon continued federal and local government spending, and telecommunications is dependent upon continued research and development and the continued success of new product introductions. While no one marketplace or industry has a major impact on the company's operations or results, the inherent pace of technological changes presents certain risks that the company monitors carefully.



                           PART II:  OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   (a) The Annual Meeting of Shareholders of the Registrant (the "Meeting") was held on April 16, 1998.

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

   (c) The following describes the matters voted upon at the Meeting and sets forth the number of votes cast for, against or withheld and the number of abstentions as to each such matter:

   (i)  Election of directors:
                   Nominee                  For         Withheld
                   H. Kent Bowen            39,980,594  638,540
                   Michael D. Lockhart      39,866,020  753,114
                   Ursula F. Fairbairn      39,979,174  639,960

        The directors whose term of office as a director continued after the Meeting are Van C. Campbell, Michael A. Carpenter, Robert D. Kennedy, Ronald. E. Ferguson and John R. Selby.

        (ii) Authorization of appointment of Ernst & Young LLP as independent auditors for 1998:

        For         Against        Abstain
        40,371,102  163,964        84,067

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

DATE:  MAY 4, 1998