Form 10-Q
period 1998-06-30
GENERAL SIGNAL CORP
filed 1998-08-04
CIK 40834

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998    COMMISSION FILE NUMBER 1-996
                                       OR

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
                            X
                          (Yes)     (No)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $1.00                  43,707,928
            (Class)                   (Outstanding at July 24, 1998)

            GENERAL SIGNAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                      INDEX


                                                               Page No.
PART I - FINANCIAL INFORMATION:

     Statement of Earnings -
       Three Months Ended June 30, 1998 and 1997               3

     Statement of Earnings -
       Six Months Ended June 30, 1998 and 1997                 4

     Balance Sheet -
       As of June 30, 1998 and December 31, 1997               5

     Condensed Statement of Cash Flow -
       Six Months Ended June 30, 1998 and 1997                 6

     Notes to Financial Statements                             7

     Management's Discussion and Analysis of
       Financial Condition and Results of Operations          13


PART II - OTHER INFORMATION                                   19







                         PART I: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS

            GENERAL SIGNAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
                             Statement of Earnings
                      (In millions, except per-share data)
                                  (Unaudited)

                                                                                                      THREE MONTHS ENDED JUNE 30,
                                                                                               1998                       1997

                       Net sales                                                                 $401.6                     $539.6

                       Cost of sales                                                              273.6                      375.9

                       Selling, general and administrative expenses                                82.6                      101.7

                                                                                                  356.2                      477.6

                       Operating earnings                                                          45.4                       62.0

                       Equity in earnings of EGS                                                   10.0                        - -
                       Interest expense, net                                                      (5.4)                      (4.6)

                       Earnings before income taxes                                                50.0                       57.4

                       Income taxes                                                                19.2                       23.0

                       Net earnings                                                               $30.8                      $34.4


                       Basic earnings per share                                                   $0.70                      $0.68

                       Diluted earnings per share                                                 $0.70                      $0.68

                       Dividends declared per share                                               $0.27                     $0.255




   See accompanying notes to financial statements.

            GENERAL SIGNAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

                             Statement of Earnings
                      (In millions, except per-share data)
                                  (Unaudited)

                                                                                               SIX MONTHS ENDED JUNE 30,
                                                                                               1998                       1997

                       Net sales                                                                 $776.1                   $1,045.2

                       Cost of sales                                                              538.5                      733.2

                       Selling, general and administrative expenses                               161.1                      206.1

                                                                                                  699.6                      939.3

                       Operating earnings                                                          76.5                      105.9

                       Equity in earnings of EGS                                                   20.0                        - -
                       Interest expense, net                                                      (8.6)                      (8.0)

                       Earnings before income taxes                                                87.9                       97.9

                       Income taxes                                                                33.8                       39.2

                       Net earnings                                                               $54.1                      $58.7


                       Basic earnings per share                                                   $1.20                      $1.15

                       Diluted earnings per share                                                 $1.19                      $1.14

                       Dividends declared per share                                               $0.54                      $0.51




   See accompanying notes to financial statements.




            GENERAL SIGNAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
                                  Balance Sheet
                                  (In millions)
                                                                                                (Unaudited)           (Audited)
                                                                                                  JUNE 30,           DECEMBER 31,
             ASSETS                                                                                1998                  1997
             Current assets:
                Cash and cash equivalents                                                        $   39.5              $   50.0
                Accounts receivable, net                                                            279.1                 285.4
                Inventories, net                                                                    163.5                 156.8
                Prepaid expenses and other current assets                                            13.7                  23.2
                Deferred income taxes                                                                47.4                  52.7
                   Total current assets                                                             543.2                 568.1

             Property, plant and equipment, net of accumulated
                depreciation and amortization                                                       237.9                 240.7
             Intangibles, net of accumulated amortization                                           258.1                 264.3
             Investment in EGS                                                                      142.7                 133.1
             Pension asset                                                                          139.3                 127.5
             Other assets                                                                            55.1                  54.3

             Total assets                                                                        $1,376.3              $1,388.0

             LIABILITIES AND SHAREHOLDERS' EQUITY
             Current liabilities:
                Short-term borrowings and current
                   maturities of long-term debt                                                  $    9.2              $    9.0
                Accounts payable                                                                    128.4                 142.7
                Accrued expenses                                                                    179.5                 184.4
                Income taxes                                                                         28.8                  40.4
                   Total current liabilities                                                        345.9                 376.5

             Long-term debt, less current maturities                                                364.8                 207.4
             Accrued post-retirement and post-employment
                obligations                                                                         107.0                 112.4
             Deferred income taxes                                                                   57.8                  50.3
             Other liabilities                                                                       11.1                  11.7

                   Total long-term liabilities                                                      540.7                 381.8

             Shareholders' equity:
                Common stock                                                                         78.7                  78.5
                Additional paid-in capital                                                          368.9                 367.2
                Retained earnings                                                                   766.3                 746.7
                Accumulated other comprehensive loss                                                (14.4)                (11.8)
                Common stock in treasury                                                           (709.8)               (550.9)

                   Total shareholders' equity                                                       489.7                 629.7

             Total liabilities and shareholders' equity                                          $1,376.3              $1,388.0


See accompanying notes to financial statements.


            GENERAL SIGNAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
                        Condensed Statement of Cash Flow
                                  (In millions)
                                   (Unaudited)

                                                                                                SIX MONTHS ENDED JUNE 30,
                                                                                               1998                   1997
             CASH FLOW FROM OPERATING ACTIVITIES:
                Net earnings                                                                     $  54.1               $  58.7

                Adjustments to reconcile net earnings
                   to net cash from operating activities
                      Equity in earnings of EGS                                                    (20.0)                - -
                      Deferred income taxes                                                         12.9                  14.8
                      Depreciation and amortization                                                 29.3                  35.6
                      Pension credits                                                               (9.0)                 (6.5)
                      Other, net                                                                    (6.6)                 (1.1)
                Changes in assets and liabilities, net of
                   effects from acquisitions and divestitures                                      (25.8)                (43.9)

                      Net cash from operating activities                                            34.9                  57.6

             CASH FLOW FROM INVESTING ACTIVITIES:
                 Divestitures                                                                        1.9                   7.3
                 Capital expenditures                                                              (24.6)                (26.3)
                 Other, net                                                                          0.8                   1.5

                      Net cash from investing activities                                           (21.9)                (17.5)


             CASH FLOW FROM FINANCING ACTIVITIES:
                 Net change in short and long-term
                    borrowings                                                                     157.6                  84.7
                 Dividends paid                                                                    (24.7)                (26.5)
                 Issuance of common stock                                                            3.2                   8.3
                 Purchase of common stock                                                         (159.6)               (100.0)

                      Net cash from financing activities                                           (23.5)                (33.5)

                      Net change in cash and cash equivalents                                      (10.5)                  6.6


             CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                         50.0                  17.7

             CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $  39.5               $  24.3


See accompanying notes to financial statements.


            GENERAL SIGNAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
                          Notes to Financial Statements
                                   (Unaudited)


1. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments (consisting of normal, recurring items) necessary for the fair presentation of results for these interim periods. These results are based upon generally accepted accounting principles consistently applied with those used in the preparation of the company's 1997 Annual Report on Form 10-K. The results of operations for the six-month period ended June 30, 1998 are not necessarily indicative of the results of operations that may be expected for the full year.

    The financial information as of June 30, 1998 should be read in conjunction with the financial statements contained in the company's 1997 Annual Report on Form 10-K.

2. Certain reclassifications have been made to the 1997 financial statements to conform with the 1998 presentation.

3.   INVENTORIES

                                                                              June 30,             December 31,
                                                                                1998                    1997

                                                                                        (In millions)

                         Finished goods                                        $  46.7                  $43.9
                         Work in process                                          49.3                   38.3
                         Raw material and purchased parts                         80.3                   87.3
                            Total FIFO cost                                      176.3                  169.5

                         Excess of FIFO cost over LIFO
                         inventory value                                         (12.8)                 (12.7)

                         Net carrying value                                    $ 163.5                 $ 156.8

4.  PROPERTY, PLANT AND EQUIPMENT

                                                                                June 30,               December 31,
                                                                                  1998                    1997
                                                                                       (In millions)

                         Property, plant and equipment, at cost                $ 584.6                $ 576.3

                         Accumulated depreciation and amortization              (346.7)                (335.6)

                         Property, plant and equipment, net                    $ 237.9                 $ 240.7

5.   CAPITAL STOCK

                                                                                June 30,             December 31,
                                                                                  1998                    1997
                                                                                       (In millions)

                         COMMON STOCK:
                            Shares authorized                                    150.0                  150.0
                            Shares issued                                         65.0                   65.0
                            Held in treasury                                     (21.4)                 (17.9)




6.  COMPREHENSIVE INCOME

  As of January 1, 1998, the company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130). SFAS No. 130 establishes rules for the reporting and display of comprehensive income and its components. The adoption of this statement had no impact on the company's net income or shareholders' equity. SFAS No. 130 requires foreign currency translation adjustments to be included in a presentation of other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.

  Total comprehensive income and its components, net of related tax, for the three and six-month periods ended June 30 were as follows:

                                                                         Three Months Ended               Six Months Ended
                                                                        1998            1997            1998            1997
                                                                                           (In millions)
                          Net income                                      $30.8            $34.4          $54.1           $58.7
                          Foreign currency translation
                            adjustments                                    (3.7)              - -          (2.6)           (4.1)
                          Comprehensive income                            $27.1            $34.4          $51.5           $54.6

    The components of accumulated other comprehensive loss, net of related tax, were as follows:

                                                                                              June 30,             December 31,
                                                                                               1998                   1997
                                                                                                      (In millions)
                         Foreign currency translation adjustments                                 $(12.7)               $ (10.1)
                         Minimum pension liability adjustment                                       (1.7)                  (1.7)
                         Accumulated other comprehensive loss                                     $(14.4)               $ (11.8)



7.   BUSINESS SEGMENT INFORMATION

                                                                                              Three Months Ended June 30,
                                                                                              1998                    1997
                                                                                                      (In millions)
                         NET SALES:
                         Process Controls (a)                                                   $ 125.3                 $ 193.7
                         Electrical Controls (b)                                                  179.8                   257.0
                         Industrial Technology                                                     96.5                    88.9

                                                                                                $ 401.6                 $ 539.6
                         OPERATING EARNINGS:
                         Process Controls (a)                                                    $ 19.8                $   28.3
                         Electrical Controls (b)                                                   18.6                    26.9
                         Industrial Technology                                                     15.8                    15.4

                         Total operating earnings before unallocated
                         expenses, equity earnings and interest                                    54.2                    70.6

                         Equity in earnings of EGS (b)                                             10.0                     - -
                         Net interest expense                                                      (5.4)                   (4.6)
                         Unallocated expenses                                                      (8.8)                   (8.6)

                         Earnings before income taxes                                            $ 50.0                 $  57.4


(a) In August 1997, the company sold the General Signal Pump Group (GSPG), a unit of the Process Controls sector.
(b)  In September 1997, the company contributed the net assets of General Signal
     Electrical Group (GSEG), a unit of the Electrical Controls sector, to the EGS Electrical Group (EGS).

                                                                                               Six Months Ended June 30,
                                                                                              1998                    1997
                                                                                                      (In millions)
                         NET SALES:
                         Process Controls (a)                                                    $ 244.4              $   368.4
                         Electrical Controls (b)                                                   343.2                  493.0
                         Industrial Technology                                                     188.5                  183.8

                                                                                                 $ 776.1              $ 1,045.2
                         OPERATING EARNINGS:
                         Process Controls (a)                                                    $  33.5              $    45.4
                         Electrical Controls (b)                                                    31.0                   45.6
                         Industrial Technology                                                      30.6                   33.7

                         Total operating earnings before unallocated
                         expenses, equity earnings and interest                                     95.1                  124.7

                         Equity in earnings of EGS (b)                                              20.0                    - -
                         Net interest expense                                                       (8.6)                  (8.0)
                         Unallocated expenses                                                      (18.6)                 (18.8)

                         Earnings before income taxes                                            $  87.9                $  97.9

(a) In August 1997, the company sold the General Signal Pump Group (GSPG), a unit of the Process Controls sector.
(b)  In September 1997, the company contributed the net assets of General Signal
     Electrical Group (GSEG), a unit of the Electrical Controls sector, to the EGS Electrical Group (EGS).


8.  SUPPLEMENTAL INFORMATION - STATEMENT OF CASH FLOW

                                                                                               Six Months Ended June 30,

                                                                                              1998                    1997

                                                                                                     (In millions)
                         The company had the following non-cash
                         financing activity:
                            Conversion of convertible debt into
                               common stock                                                    $   - -                 $  39.3

9.  EARNINGS PER SHARE

    The following tables set forth the computation of basic and diluted earnings per share (in millions, except for per-share data):

                                                                                              Three Months Ended June 30,
                                                                                              1998              1997
                        Numerator:
                             Numerator for basic and diluted earnings
                            per share - net income                                             $  30.8                $  34.4

                        Denominator:
                             Denominator for basic earnings per
                            share - weighted-average shares                                       43.8                   50.3
                             Effect of dilutive securities:
                                  Employee stock options                                           0.2                    0.2
                                  Restricted stock                                                 0.2                   (0.1)
                             Dilutive potential common shares                                      0.4                    0.1
                             Denominator for diluted earnings per
                            share - adjusted weighted-average
                            shares and assumed conversions                                        44.2                   50.4

                        Basic earnings per share                                                 $ 0.70                 $ 0.68

                        Diluted earnings per share                                               $ 0.70                 $ 0.68



                                                                                               Six Months Ended June 30,

                                                                                              1998              1997
                        Numerator:
                             Numerator for basic and diluted earnings
                            per share - net income                                             $  54.1                $  58.7
                             Effect of dilutive securities:
                                  5.75 percent convertible
                                  subordinated notes                                              - -                     0.2
                             Numerator for diluted earnings per
                                share - income available to common
                                shareholders after assumed
                                conversion                                                     $  54.1                $  58.9

                        Denominator:
                             Denominator for basic earnings per
                            share - weighted-average shares                                       45.2                   51.2
                             Effect of dilutive securities:
                                  Employee stock options                                           0.2                    0.2
                                  5.75 percent convertible
                                  subordinated notes                                              - -                     0.1
                                  Restricted stock                                                 0.2                    - -
                             Dilutive potential common shares                                      0.4                    0.3
                             Denominator for diluted earnings per
                            share - adjusted weighted-average
                            shares and assumed conversions                                        45.6                   51.5

                        Basic earnings per share                                                 $ 1.20                 $ 1.15

                        Diluted earnings per share
                                                                                                 $ 1.19                 $ 1.14


10. REPURCHASE OF SHARES

    On June 19, 1997 the Board of Directors approved a stock buy-back program of up to $150.0 million and on September 18, 1997, the Board of Directors approved an increase of this program to $300.0 million. As of April 15, 1998, the program was completed with the total of 6.8 million shares repurchased for $300.0 million.

11. EGS JOINT VENTURE

    The company owns a 47.5 percent interest in EGS Electrical Group, LLC
    (EGS), a joint venture with Emerson Electric Company. The company accounts for its investment in EGS under the equity method of accounting. Effective January 1, 1998, the company began accounting for its investment in EGS on a three-month lag basis. EGS' fiscal year-end is September 30, 1998. EGS' results of operations were the following (in millions):


                         EGS:                                                 Jan. 1, 1998 to            October 1, 1997 to March
                                                                              March 31, 1998                     31, 1998
                         Net sales                                                           $136.6                         $272.1
                         Gross profit                                                          52.9                          105.7
                         Pre-tax income                                                        20.7                           41.6



    The company's investment in EGS at June 30, 1998 was approximately $17 million less than its equity in the joint venture's net assets at March 31, 1998. The difference between the company's investment and EGS' net assets is being amortized on a straight-line basis over an estimated economic life of 40 years.

    Condensed balance sheet information of EGS as of March 31, 1998 was as follows (in millions):

               Current assets                                           $152.8
               Noncurrent assets                                         262.9
               Current liabilities                                        64.3
               Noncurrent liabilities                                     16.0

12. MERGER WITH SPX CORPORATION

    On July, 20, 1998, the company announced that it had signed a definitive merger agreement for SPX Corporation (SPX) to acquire the company for cash and SPX shares. The aggregate purchase price is valued at approximately $2 billion based on the last reported trading price of SPX's common stock immediately prior to the public announcement of the execution of the merger agreement. SPX will also assume approximately $335 million of the company's debt, net of cash. Under the terms of the merger agreement, the merger consideration to be paid to the company's shareholders will consist of 60 percent of SPX stock and 40 percent of cash in the aggregate, with each shareholder able to choose among three options - all cash ($45.00 per share), all SPX stock (0.6977 shares of SPX common stock per share of the company's common stock), or a 40/60 cash/stock combination ($18.00 and
    0.4186 shares of SPX common stock per share of the company's common stock), subject to proration if the all cash or all stock elections are over subscribed. SPX has received commitments, underwritten by Chase Manhattan Bank, to provide up to $1.7 billion of financing to be used to fund the cash portion of the merger and to refinance existing indebtedness of the company and SPX. The transaction, which is subject to shareholder approvals, antitrust clearance and other customary conditions, is expected to close early in the fourth quarter of 1998.

    The transaction will be accounted for as a reverse acquisition as the shareholders of the company will own a majority of the shares of the combined company upon completion of the transaction. Accordingly, for accounting purposes, SPX will be treated as the acquired company and the company will be considered to be the acquiring company. The purchase price will be allocated to the assets and liabilities of SPX based on their estimated fair market values at the acquisition date. Under reverse acquisition accounting, the purchase price of SPX will be based on the fair market value of SPX's common stock at July 19, 1998, the date of the signing of the definitive merger agreement. The cash portion of the purchase price will be accounted for as a dividend by the combined company.


    SPX is a global provider of Vehicle Service Solutions to franchised dealers and independent service locations, Service Support to vehicle manufacturers and Vehicle Components to the worldwide motor vehicle industry.


                  ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (Dollars in millions, except per-share data)

RESULTS OF OPERATIONS - SECOND QUARTER 1998 COMPARED TO SECOND QUARTER 1997

                                                                        1998                1997               Change
                 Net sales                                             $401.6             $539.6               (25.6%)
                 Gross profit                                           128.0              163.7               (21.8%)
                    Margin percent                                      31.9%              30.3%
                 Selling, general and
                    administrative expenses                              82.6              101.7               (18.8%)
                    Percent of sales                                    20.6%              18.8%
                 Operating earnings                                      45.4               62.0               (26.8%)
                 Equity in earnings of EGS                               10.0                - -                  - -
                 Interest expense, net                                  (5.4)              (4.6)                 17.4%
                 Earnings before income taxes                            50.0               57.4               (12.9%)
                 Income taxes                                            19.2               23.0               (16.5%)
                 Net earnings                                            30.8               34.4               (10.5%)
                 Net earnings per share:
                    Basic                                               $0.70              $0.68                  2.9%
                    Diluted                                             $0.70              $0.68                  2.9%

BUSINESS DIVESTITURES: In August 1997, the company sold the General Signal Pump Group (GSPG), a unit of the Process Controls sector, and in September 1997, the company contributed the net assets of General Signal Electrical Group (GSEG), a unit of the Electrical Controls sector, to the EGS Electrical Group (EGS), a joint venture with Emerson Electric's Appleton Electric operations. The company accounts for its investment in EGS under the equity method of accounting. Effective January 1, 1998, the company began accounting for its investment in EGS on a three-month lag basis. This change did not have a material impact on the company's results of operations.

NET SALES: Consolidated sales decreased 25.6 percent from 1997 levels primarily due to the sale of GSPG and contribution of the net assets of GSEG to EGS. Adjusted for the disposition of GSPG and the contribution of GSEG's net assets to EGS, net sales decreased approximately one percent, reflecting lower volume in the Process Controls sector, offset somewhat by increased volume in the Electrical Controls and Industrial Technology sectors. International sales represented approximately 27 percent of total net sales in 1998 versus 22 percent in 1997. The increase resulted from the disposition of GSPG and the contribution of GSEG to EGS. Historically, international sales for GSPG and GSEG were a small portion of their total sales. Additionally, international sales increased due to higher sales of new channel switch products and feed systems to Japan.

Process Controls sector sales were $125.3 in the second quarter of 1998 as compared to $193.7 in the same period in 1997. The majority of the decrease was due to the sale of GSPG, which recorded sales of approximately $55 in the second quarter of 1997. Sector sales were also impacted by lower volume of mixers and industrial furnaces and ovens.


Sales in the Electrical Controls sector decreased 30.0 percent to $179.8 from $257.0 in the same period of last year. The decrease was due to the company's contribution of GSEG's net assets to EGS. GSEG's sales in the second quarter of 1997 were approximately $79. Adjusted for the contribution of GSEG's net assets to EGS, net sales increased approximately one percent, as a result of market share gains in U.S. fire detection systems and strong sales of broadcast systems and equipment. This increase was partially offset by lower volume of electrical motors.

Industrial Technology sector sales increased 8.5 percent to $96.5 versus $88.9 in the same period in 1997. Growth in new channel switch product sales was marginally offset by lower sales of automotive components due to the General Motors strike.

GROSS PROFIT: 1998 gross profit as a percentage of sales increased to 31.9 percent from 30.3 percent in the second quarter of 1997. Adjusted for the disposition of GSPG and the contribution of GSEG's net assets to EGS, second quarter 1997 gross profit as a percentage of sales was 30.9 percent. The increase was due to productivity improvements, material cost reductions and favorable mix of products sold.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses as a percentage of sales increased to 20.6 percent in 1998 compared to 18.8 percent in the second quarter of 1997. Second quarter 1998 expenses were higher due primarily to the impact of fixed expenses on lower sales volume. Included in selling, general and administrative expenses was pension income of $5.0 in 1998 and $2.9 in 1997.

OPERATING EARNINGS: Consolidated operating earnings decreased 26.8 percent from second quarter 1997 due to the sale of GSPG and contribution of the net assets of GSEG to EGS. Excluding these factors, operating earnings increased approximately one percent.

Operating earnings for the Process Controls sector was $19.8 compared to $28.3 for the same period in 1997. Adjusting for the sale of GSPG, operating earnings decreased approximately ten percent. The decrease was primarily due to lower sales volume.

Electrical Controls sector operating earnings decreased to $18.6, versus $26.9 in the same period in 1997. The decrease was due to the company's contribution of GSEG's net assets to EGS. Adjusting for the GSEG contribution to EGS, operating earnings increased approximately 15 percent over the prior year, reflecting higher volume and productivity improvements.

Industrial Technology sector operating earnings increased 2.6 percent to $15.8 versus $15.4 in the same period in 1997. The higher sales volume resulted in the increased operating earnings.

INTEREST EXPENSE: Net interest expense increased 17.4 percent to $5.4 versus $4.6 in the same period of 1997 due to higher debt balances resulting from the stock buy-back program.


NET EARNINGS: Net earnings were $30.8 or $0.70 per share in 1998 compared to $34.4 or $0.68 per share in 1997. 1998 earnings per share reflect lower average shares versus the second quarter of 1997 due to the use of asset sale proceeds and incremental borrowings to fund the stock buy-back program. The company's effective tax rate for the quarter was 38.5 percent in 1998 versus 40.0 percent in the second quarter of 1997. The effective tax rate decreased due to increased tax credits.

RESULTS OF OPERATIONS - SIX MONTHS 1998 COMPARED TO SIX MONTHS 1997

                                                                        1998                1997               Change
                 Net sales                                             $776.1           $1,045.2               (25.7%)
                 Gross profit                                           237.6              312.0               (23.8%)
                    Margin percent                                      30.6%              29.9%
                 Selling, general and
                    administrative expenses                             161.1              206.1               (21.8%)
                    Percent of sales                                    20.8%              19.7%
                 Operating earnings                                      76.5              105.9               (27.8%)
                 Equity in earnings of EGS                               20.0                - -                  - -
                 Interest expense, net                                  (8.6)              (8.0)                  7.5%
                 Earnings before income taxes                            87.9               97.9               (10.2%)
                 Income taxes                                            33.8               39.2               (13.8%)
                 Net earnings                                            54.1               58.7                (7.8%)
                 Net earnings per share:
                    Basic                                               $1.20              $1.15                  4.3%
                    Diluted                                             $1.19              $1.14                  4.4%

NET SALES: Consolidated sales decreased 25.7 percent from 1997 levels primarily due to the sale of GSPG and contribution of the net assets of GSEG to EGS. Adjusted for the disposition of GSPG and the contribution of GSEG's net assets to EGS, net sales decreased approximately one percent, reflecting lower volume in the Process Controls sector. International sales represented approximately 27 percent of total net sales in 1998 versus 23 percent in 1997. The increase resulted from the disposition of GSPG and the contribution of GSEG to EGS. Historically, international sales for GSPG and GSEG were a small portion of their total sales. Additionally, international sales increased due to higher sales of new channel switch products.

Process Controls sector sales were $244.4 in the first half of 1998 as compared to $368.4 in the same period in 1997. The majority of the decrease was due to the sale of GSPG, which recorded sales of approximately $104 in the first half of 1997. Sector sales were also impacted by lower volume of mixers.

Sales in the Electrical Controls sector decreased 30.4 percent to $343.2 from $493.0 in the same period of last year. The decrease was due to the company's contribution of GSEG's net assets to EGS. GSEG's sales in the first half of 1997 were approximately $155. Adjusted for the contribution of GSEG's net assets to EGS, net sales increased approximately two percent, as a result of strong sales of fire detection systems, medium power transformers and broadcast systems and equipment in the U.S. Partially offsetting these increases was lower volume of electrical motors.

Industrial Technology sector sales increased 2.5 percent to $188.5 versus $183.8 in the same period in 1997. An increase in new channel switch product sales were partially offset by lower telecommunication equipment sales and lower sales of automotive components due to the General Motors strike.

GROSS PROFIT: 1998 gross profit as a percentage of sales increased to 30.6 percent from 29.9 percent in the first half of 1997. Adjusted for the disposition of GSPG and the contribution of GSEG's net assets to EGS, gross profit as a percentage of sales for the first half of 1997 was 30.4 percent. The increase was due to productivity improvements, material cost reductions and a favorable mix of products sold.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses as a percentage of sales increased to 20.8 percent in 1998 compared to 19.7 percent in the first half of 1997. 1998 expenses were higher due primarily to the impact of fixed expenses on lower sales volume. Included in selling, general and administrative expenses was pension income of $9.0 in 1998 and $6.5 in 1997.

OPERATING EARNINGS: Consolidated operating earnings decreased 27.8 percent from the first half of 1997 primarily due to the sale of GSPG and contribution of the net assets of GSEG to EGS. Excluding these factors, operating earnings decreased approximately two percent.

Operating earnings for the Process Controls sector was $33.5 compared to $45.4 for the same period in 1997. Adjusting for the sale of GSPG, operating earnings decreased approximately 12 percent. The decrease was due to the lower sales volume.

Electrical Controls sector operating earnings decreased to $31.0, versus $45.6 in the same period in 1997. The decrease was due to the company's contribution of GSEG's net assets to EGS. Adjusting for the GSEG contribution to EGS, operating earnings increased approximately 22 percent over the prior year, reflecting higher volume and productivity improvements.

Industrial Technology sector operating earnings decreased to $30.6 versus $33.7 in the same period in 1997. The decrease was due to lower sales of high margin telecommunication equipment as well as higher product demonstration fees, professional services, travel and staffing related expenses.

INTEREST EXPENSE: Net interest expense increased 7.5 percent to $8.6 versus $8.0 in the same period of 1997. Higher average debt levels, resulting from the stock buy-back program, caused the increase in interest expense.

NET EARNINGS: Net earnings were $54.1 or $1.20 per share ($1.19 diluted earnings per share) in 1998 compared to $58.7 or $1.15 per share ($1.14 diluted earnings per share) in 1997. 1998 earnings per share reflects lower average shares versus the first half of 1997 due to the use of asset sale proceeds and incremental borrowings to fund the stock buy-back program. The company's effective tax rate for the first half of 1998 was 38.5 percent versus 40.0 percent in the first half of 1997. The effective tax rate decreased due to increased tax credits.



        FINANCIAL CONDITION - JUNE 30, 1998 COMPARED TO DECEMBER 31, 1997

The following summarizes the cash flow activity for the first six months of 1998 compared to the first six months of 1997.

                                                                                                 1998                1997
                 Cash flow from operating activities                                            $34.9               $57.6

                 Divestitures                                                                     1.9                 7.3
                 Capital expenditures                                                           (24.6)              (26.3)
                 Other investing activities                                                       0.8                 1.5
                 Cash flow from investing activities                                            (21.9)              (17.5)

                 Debt borrowings/(repayments), net                                              157.6                84.7
                 Dividends paid                                                                 (24.7)              (26.5)
                 Issuance of common stock                                                         3.2                 8.3
                 Purchase of common stock                                                      (159.6)             (100.0)
                 Cash flow from financing activities                                            (23.5)              (33.5)

                 Net changes in cash and cash equivalents                                       (10.5)                 6.6

                 Total debt to capitalization                                                    43.3%               25.9%


Included in operating cash flow for 1998 and 1997 were expenditures of $2.7 and $3.4, respectively, related to previously divested operations and $4.7 and $3.7, respectively, for severance pay.

Operating cash flow for the first six months of 1998 decreased in comparison to the first six months of 1997 primarily due to the reinvestment of EGS' earnings into the business and lower change in working capital.

On June 19, 1997, the Board of Directors approved a stock buy-back program of up to $150.0 and on September 18, 1997, the Board of Directors approved an increase of this program to $300.0. The program was completed in the second quarter with a total of 6.8 million shares repurchased for $300.0.

Total debt-to-total capitalization was 43.3 percent at June 30, 1998, up from
25.6 percent at year-end. Higher debt levels and lower equity since year-end, due to the stock buy-back program, caused the ratio to increase. The company is well positioned to finance future working capital requirements and capital expenditures through current earnings and available credit facilities.

OTHER MATTERS

On July, 20, 1998, the company announced that it had signed a definitive merger agreement for SPX Corporation (SPX) to acquire the company for cash and SPX shares. The aggregate purchase price is valued at approximately $2 billion based on the last reported trading price of SPX's common stock immediately prior to the public announcement of the execution of the merger agreement. SPX will also assume approximately $335 million of the company's debt, net of cash.
Under the terms of the merger agreement, the merger consideration to be paid to the company's shareholders will consist of 60 percent of SPX stock and 40 percent of cash in the aggregate, with each shareholder able to choose among three options - all cash ($45.00 per share), all SPX stock (0.6977 shares of SPX common stock per share of the company's common stock), or a 40/60 cash/stock combination ($18.00 and 0.4186 shares of SPX common stock per share of the company's common stock), subject to proration if the all cash or all stock elections are over subscribed. SPX has received commitments, underwritten by Chase Manhattan Bank, to provide up to $1.7 billion of financing to be used to fund the cash portion of the merger and to refinance existing indebtedness of the company and SPX. The transaction, which is subject to shareholder approvals, antitrust clearance and other customary conditions, is expected to close early in the fourth quarter of 1998.

The transaction will be accounted for as a reverse acquisition as the shareholders of the company will own a majority of the shares of the combined company upon completion of the transaction. Accordingly, for accounting purposes, SPX will be treated as the acquired company and the company will be considered to be the acquiring company. The purchase price will be allocated to the assets and liabilities of SPX based on their estimated fair market values at the acquisition date. Under reverse acquisition accounting, the purchase price of SPX will be based on the fair market value of SPX's common stock at July 19, 1998, the date of the signing of the definitive merger agreement. The cash portion of the purchase price will be accounted for as a dividend by the combined company.

SPX is a global provider of Vehicle Service Solutions to franchised dealers and independent service locations, Service Support to vehicle manufacturers and Vehicle Components to the worldwide motor vehicle industry.

In September 1997, the company announced its intention to explore the spin-off of its GS Networks unit. As a result of the proposed merger with SPX, the spin-off has been terminated.

In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." Statement No. 133 will require the company to record derivatives on the balance sheet as assets or liabilities, measured at fair value, and gains or losses resulting from the changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The company is evaluating the standard and does not expect it to have a material impact on the financial results or condition of the company.

SAFE HARBOR; FORWARD-LOOKING STATEMENTS

This 10-Q contains various forward-looking statements and includes assumptions concerning the company's operations, future results and prospects. The company's forward-looking statements are based on the company's current expectations, which are subject to a number of risks and uncertainties that could materially affect or reduce such operations and earnings. In connection with the "safe harbor" provisions of the Private Securities Reform Act of 1995, the company provides the following cautionary statement identifying important economic, political and technological factors, among others the absence of which could cause the actual results to differ materially from those set forth in or implied by the forward-looking statements and related assumptions. Such factors include the failure of: (1) a continuation of the increased order rate experienced during 1997 and first half of 1998, (2) productivity improvements meeting or exceeding budget, (3) new products under development being produced and accepted as anticipated, (4) stable governments and business conditions in emerging economies and (5) stable exchange rates between currencies in which the company is buying or selling materials and products. Further, since the company is a producer of capital goods and equipment, its results can vary with the relative strength of the economy. Demand for products in the Process Controls sector follows the demand for capital goods orders. The Electrical Controls sector depends upon several markets, principally the nonresidential construction and computer equipment industries. The Industrial Technology sector depends on several markets, primarily automotive, mass transportation, and telecommunications equipment. Mass transportation depends upon continued federal and local government spending, and telecommunications is dependent upon continued research and development and the continued success of new product introductions. While no one marketplace or industry has a major impact on the company's operations or results, the inherent pace of technological changes presents certain risks that the company monitors carefully.



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

ITEM 5. OTHER INFORMATION

        Shareholders wishing to bring a proposal before the 1999 Annual Meeting of the Shareholders (but not include it in the company's Proxy Statement) must cause written notice of the proposal to be received by the Secretary of the company at the principal executive offices at One High Ridge Park, P.O. Box 10010, Stamford, Connecticut 06904 by no later than February 2, 1999.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

   (a)  Exhibits:

        27.0   Financial Data Schedule

   Reports on Form 8-K:

        Form 8-K dated July 23, 1998 related to merger with SPX Corporation.




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

DATE:  JULY 27, 1998